Form 10KSB
period 1995-12-31
ONE UP CORP
filed 1996-07-08
CIK 850599

FORM 10KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1995 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION FROM ________________________ TO ____________________________

COMMISSION FILE NUMBER: 33-28809-A

            ONE UP CORPORATION (FORMERLY NEW YORK ACQUISITIONS, INC.)

          FLORIDA                                         65-0125664
STATE OF OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

5 CAMPUS CIRCLE, SUITE 100, WESTLAKE, TEXAS                 76262
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)

REGISTRATION'S TELEPHONE NUMBER, INCLUDING AREA CODE              (817)-962-9500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes [X] No [ ].

                  (APPLICABLE ONLY TO CORPORATE REGISTRATIONS)

As of December 31, 1995, there were 1,131,579 shares of Common Stock outstanding. Commencing June 14, 1996, the Registrant's Common Stock has traded on the Over-The-Counter Electronic Bulletin Board under the symbol ONUP.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

                                ITEM 1 - BUSINESS

GENERAL

      New York Acquisitions, Inc. (the "New York"), a Florida Corporation, was formed in February 1989, primarily to engage in the publication and distribution of a sports magazine. The Company was known as New York Sports, Inc., until March 3, 1994 when it effected a name change to New York Acquisitions. New York did not, however, have meaningful business operations during the nine-month period ended December 31, 1995 nor in any of its prior fiscal years.

      On February 29, 1996, New York acquired privately owned, Texas based One Up Corporation. The acquired entity (One Up Corporation) became a wholly owned subsidiary of the Company through the exchange of 9,069,945 shares of the Company's common stock for all of the outstanding stock of the acquired subsidiary. Effective March 31, 1996, New York Acquisitions changed its name to One Up Corporation. (See Footnote 2 to the Independent Auditor's Report commencing on page F-1 hereto.

THE ACQUIRED BUSINESS

      One Up Corporation ("One Up") was formed as a Texas Corporation in 1991 to develop and further technologies and expertise regarding the migration segment of the computer industry. The Company based its business plan upon the potential created for migration by virtue of competition for consumer and business attention between various computer platforms and client company needs for system upgrades.

      The Company originated as a home based three-man OS/2 education company in 1991 and as of December 31, 1995, was operating from a 24,000 square foot headquarters facility and reported revenues of $9,120,980 and net earnings of $2,030,355. Since inception in 1991, One Up has been involved in over 350 successful migration projects. One Up currently has 42 full-time employees.

      For the fiscal years ending December 31, 1995, 1994 and 1993, the Company's audited financial statements depict revenues of $9,065,980, $6,365,494 and $2,441,253 and net income of $1,984,914, $285,822 and $70,167, respectively.
See Footnote 2 to the Independent Auditor's Report commencing on Page F-1 hereto.

      The Company delivers its migration solutions through a turn-key, seven step process. A portion of the process incorporates the use of the Company's proprietary Commander(TM) migration toolset. The Commander(TM) toolset is based on the Company's Source Migration, Analysis and Reporting Toolset(TM) (SMART(TM)) which provides a high degree of automation in analyzing and migrating application code. The Company's systems approach also includes the use of SizeUp(TM), a tool used to determine the number of hours a particular migration project will take to complete. The Company's seven-step migration solution service includes the following primary components in migrating from the source platform application to the target platform application.

                              ITEM 2 - PROPERTIES

      During May, 1995, the Company entered a non-cancelable operating lease agreement for its 24,000 square foot headquarters facility in Westlake, Texas. The Issuer's facilities in Westlake, Texas houses the corporations executive, sales, technical and administrative staff.

                           ITEM 3 - LEGAL PROCEEDINGS

          No legal proceedings are pending against The Company nor its subsidiaries.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In the final quarter of the year, no matters were submitted to a vote of security holders.

                                     PART II

           ITEM 5 - MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           Commencing June 14, 1996, the Company's Common Stock was traded on the Over-the-Counter Electronic Bulletin Board under the symbol ONUP. Prior to that date, the Company's Common Stock was not traded. The Company's Common Stock is not currently listed on any regional or national securities exchange. At December 31, 1995, the Company's Common Stock was not traded.

           At December 31, 1995, there were no outstanding Warrants, options or other rights to purchase the Company's Common Shares. As of December 31, 1995, there were 541 Shareholders of Record.

      Since inception the Company has never paid dividends on any class of its equity. The Company does not intend to pay dividends in the future.

      ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

           No comparison to the operating results and financial condition of the Company for December 31, 1995 to other fiscal years is appropriate since the Company has not yet commenced business operations.

           Management's discussion and analysis of financial condition and results of operations with respect to One Up will be set forth in the Form 10QSB for the three months ended March 31, 1996.

           Current assets equaled $0 while current liabilities equaled $0 as of year end. Total assets equaled $0 as of year end.

CAPITAL REQUIREMENTS AND SOURCE OF FUNDS
- ----------------------------------------

           At December 31, 1995 the Company anticipated engaging in the acquisition of One Up Corporation. The Company does not anticipate maintaining significant inventories of products. See "Liquidity and Capital Resources" above.

EFFECT OF INFLATION
- -------------------

           At December 31, 1995 the Company did not believe that its contemplated business will be materially effected either favorably or adversely by inflation.

RESULTS OF OPERATIONS
- ---------------------

           The Company had no sales during the nine-month period ended December 31, 1995 and incurred no expenses during that period. Net income for the period therefore was $0.

FINANCIAL CONDITION
- -------------------

           As of year end, the Company appeared to have adequate resources to continue ongoing business operations.

              ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements attached hereto, commencing on page F-1.

       ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There have been no disagreements between the Company and its accountants and auditors with respect to accounting and financial disclosure.

                                    PART III

          ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth certain information with the respect to the Company's Officers, Directors and Key Personnel

NAME                         AGE             POSITIONS WITH THE COMPANY
- ----                         ---             --------------------------
Richard Dews                 36              President and Chairman of the Board

Wayne Sanderson              58              Chief Financial Officer, Director

Leon Toups                   51              Director

           All Directors hold office until the next annual meeting of Shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen or qualified, subject to earlier removal by the Board of Directors. The Company does not have an Executive, Nominating, Compensation or Audit Committee.

           Set forth below is a biographical description of each Officer listed above and of each Director.

CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT RICHARD DEWS (36).

      Mr. Dews is the founder, President and Chairman of the Board of One Up Corporation. Mr. Dews' prior experiences include serving as IBM's personal computer migration expert initially on staff and eventually through the operations of the Company. During his tenure with IBM, Mr. Dews was responsible for testing PC software direct from IBM labs and spent three years in tech support at IBM's Office Integration Support Center and another two years as an IBM marketing representative. Through the operations of One Up, Mr. Dews became IBM's exclusive provider of OS/2 migration consulting and education. Under Mr. Dews direction, the Company has provided services to over 350 major client companies worldwide regarding varied migration needs. Mr. Dews holds a degree in Computer Science from the University of North Texas.

DIRECTOR AND CHIEF FINANCIAL OFFICER WAYNE SANDERSON (58)

           Mr. Sanderson serves as a Director and as Chief Financial Officer for One Up Corporation. Mr. Sanderson is a highly experienced administrator whose prior associations include Director of Administration, controller, Operations Manager and member of the Board of Directors of a computer software company that grew from four to 50 employees in three years. Mr. Sanderson previously served as Vice President of an electronics distributing company for eight years and President of an electronic manufacturing company with 30 employees for four years. Mr. Sanderson has also served in various capacities as a Aerosystems Engineer for General Dynamics Corporation for approximately seven years. Mr. Sanderson holds a B.S. degree from the University of Texas at Arlington and is working toward a Masters Degree in engineering at Texas Christian University in Fort Worth, Texas.

DIRECTOR LEON H. TOUPS (51)

   Mr. Toups is a Director of One Up. During the period 1970-1980, Mr. Toups served as President, Chief Operating Officer and Board member and a member of the Executive Committee for Chromalloy American Corporation headquartered in St. Louis, Missouri. Chromalloy was an international conglomerate comprised of over 600 companies with annual revenues of $1.6 billion. From 1980 - 1989, Mr. Toups, together in partnership with Mr. Harold Geneen, was engaged in activities including buy-outs, public offerings, operations and liquidation of assets for a variety of companies. Since 1990, Mr. Toups has operated DMV, Inc., a Clearwater, Florida based business consulting company. Mr. Toups holds a B.S. and M.S. in Mechanical Engineering from Georgia Tech, an M.S. in Aerospace Engineering from the University of Florida and an E.A.A. Aeronautics and Astronautics from M.I.T.

                        ITEM 10 - EXECUTIVE COMPENSATION

   The following summary compensation table sets for the aggregate cash compensation paid, accrued or deferred to the Chief Executive Officer of the Company and to each officer of the Company who earned in excess of $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE

NAME AND                      ANNUAL    ANNUAL     OTHER ANNUAL    ALL OTHER
PRINCIPAL POSITION   YEAR     SALARY    BONUS      COMPENSATION    COMPENSATION
- ------------------   ----     ------    ------     ------------    ------------
Beatrice J. Hanks    1995     $0                   $0
President Chief      1994      0                    0
Executive Officer    1993      0                    0
and Director

           The Company's Directors do not receive compensation for acting in their respective capacities. No compensation was paid to the referenced Officers during the period indicated because the Company did not have meaningful business operations through December 31, 1995.

           ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1995, held of record or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and Officer of the Company and by all Directors and Officers of the Company as a group.

                               NO. OF SHARES AND
NAME AND ADDRESS OF           NATURE OF BENEFICIAL         PERCENTAGE OF COMMON
BENEFICIAL OWNER                    OWNERSHIP               SHARES OUTSTANDING

Beatrice J. Hanks                    303,850                        27%

Stephen H. Hanks                     206,300                        19%

Dale F. Finfrock, Jr.                245,000                        22%

All Directors and Officers           510,150                        46%
as a group (2 persons)

             ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

   NONE.

                                     PART IV

   ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        The following financial statements are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----
      Independent Auditor's Report                                         F-1

      Balance Sheet as of December 31, 1995 and 1994                       F-2

      State of Income for the years ended December 31, 1995, 1994, 1993    F-3

      Statement of Shareholders' Equity for the years ended                F-4
      December 31, 1995, 1994 and 1993

      Statement of Cash Flows for the years ended                          F-5
      December 31, 1995, 1994 and 1993

      Notes to Financial Statements                                        F-6

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 One Up Corporation
                                                 a Florida corporation

                                                 By: /s/ RICHARD DEWS
                                                    ---------------------------
                                                     Richard Dews, President

Dated: June 21, 1996

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                    DATE
                                                                    ----

/s/ RICHARD DEWS                                            June 21, 1996
- ------------------------------------------                  -------------------
Richard Dews,  Chairman of the Board of Directors

/s/ WAYNE SANDERSON                                         June 21, 1996
- -----------------------------------------                   -------------------
Wayne Sanderson, Director

/s/ LEON TOUPS                                               June 25, 1996
- ----------------------------------------                    -------------------
Leon Toups, Director

Board of Directors
New York Acquisitions, Inc.

                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of New York Acquisitions, Inc., (A Development Stage Company) as of December 31, 1995 and March 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial information contained in Note 2A relating to the business combination occurring after December 31, 1995. The financial statements of the acquired company were audited by other auditors whose reports have been furnished to me, and my opinion, insofar as it relates to the financial information included in Note 2A, is based solely on the report of the other auditors.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits and the report of other auditors provide a reasonable basis for my opinion.

In my opinon, based on my audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of New York Acquisitions, Inc. (A Development Stage Company) as of December 31, 1995 and March 31, 1995, and the results of its operations, changes in its shareholders' equity and its cash flows for the nine months ended December 31, 1995 and for the years ended March 31, 1995 and 1994 in conformity with generally accepted accounting principles.

                                             /s/ ANGEL E. LANA, P.A.
                                             ----------------------------------
                                                 ANGEL E. LANA, P.A.
                                                 CERTIFIED PUBLIC ACCOUNTANT

March 31, 1996
Fort Lauderdale, Florida

                          NEW YORK ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1995

                                                              1995
                                                              ----
                                                      12/31         03/31
                                                      -----         -----

                               ASSETS

     Total Assets                                      $     -0- $     -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Total Liabilities                                 $     -0- $     -0-

Shareholders' Equity:
Common Stock, no par value;
  200,000,000 shares authorized,
   1,106,900 issued and outstanding                      107,220    107,220
Additional paid-in capital                                10,377     10,377
12% Non-cumulative Redeemable Convertible
  Preferred Stock, $1,000 par value;
  1,000,000 shares authorized, issued and
  outstanding shares-37                                   37,000     37,000
(Deficit) accumulated during the
  development stage                                    (154,597)   (154,597)
     Total Shareholders' Equity                              -0-       -0-
                                                       ---------   --------

     Total Liabilities and
       Shareholders' Equity                            $     -0-  $    -0-
                                                       =========  =========

                 The accompanying notes are an integral part of
                          these financial statements.

                          NEW YORK ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     NINE MONTHS ENDED DECEMBER 31, 1995 AND
                      YEARS ENDED MARCH 31, 1995 AND 1994


                                              Nine Months    Years Ended
                                                 Ended         March 31
                                                12/31/95    1995        1994
                                              -----------   ----        ----
Revenues                                      $    -0-     $  -0-       $  -0-
                                              -----------  ------       ------

Expenses                                           -0-        -0-          -0-
                                              -----------  ------       ------

Net Income/(Loss)                             $    -0-     $  -0-       $  -0-
                                              ===========  ======       ======

Net Income/(Loss) per share                   $    -0-     $  -0-       $  -0-
                                              ===========  ======       ======

Weighted average common
  shares outstanding, including
  24,679 shares that would be
  outstanding assuming conversion
  of the Convertible Preferred Stock          1,131,579   1,131,579   1,131,579
                                              =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                          NEW YORK ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED DECEMBER 31, 1995 AND
                      YEARS ENDED MARCH 31, 1995 AND 1994


                                              Nine Months    Years Ended
                                                 Ended         March 31
                                                12/31/95    1995        1994
                                              -----------   ----        ----
Shareholders' Equity/(Deficit):               $    -0-     $  -0-       $  -0-

  Beginning of period                              -0-        -0-          -0-

  Deductions                                       -0-        -0-          -0-
                                              -----------  ------       ------
  End of period                               $    -0-     $  -0-       $  -0-
                                              ===========  ======       ======


   The accompanying notes are an integral part of these financial statements.

                          NEW YORK ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED DECEMBER 31, 1995 AND
                      YEARS ENDED MARCH 31, 1995 AND 1994


                                              Nine Months    Years Ended
                                                 Ended         March 31
                                                12/31/95    1995        1994
                                              -----------   ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/(Loss)                           $    -0-     $  -0-       $  -0-
  Adjustment to Reconcile Net Income/
   (Loss) to Net Cash Used by
   Operating Activities                            -0-        -0-          -0-
                                              -----------  ------       ------
       Net Cash Used by
        Operating Activities                       -0-        -0-          -0-
                                              -----------  ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES               -0-        -0-          -0-
                                              -----------  ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES               -0-        -0-          -0-
                                              -----------  ------       ------

Net Increase (Decrease) in Cash                    -0-        -0-          -0-
                                              -----------  ------       ------

Cash - Beginning of Period                         -0-        -0-          -0-
                                              -----------  ------       ------
Cash - End of Period                          $    -0-     $  -0-       $  -0-
                                              ===========  ======       ======

   The accompanying notes are an integral part of these financial statements.

                          NEW YORK ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Business Activity
- -----------------

New York Acquisitions, Inc. (the Company), formerly New York Sports, Inc., was organized under the laws of the State of Florida on February 24, 1989. The Company, a development stage enterprise, has been inactive for a period of years. As more fully discussed in Note 2A, on February 29, 1996, the Company acquired 100% of the common stock of a privately owned company.

Change in Accounting Year
- -------------------------

The Company has applied for a change in its accounting year. The Company previously had a fiscal year ending March 31, it is changing to December 31 in order to conform to the natural business year of the company it acquired on February 29, 1996.

NOTE 2 - SUBSEQUENT EVENTS
         -----------------

A. Business Combination
- -----------------------

On February 29, 1996, the Company acquired One Up Corporation (One Up) in a business combination accounted for as a pooling of interests. One Up, which provides software migration services, became a wholly owned subsidiary of the company through the exchange of 9,069,945 shares of the company's common stock for all of the outstanding stock of One UP. The financial information provided below is as of December 31, 1995, 1994 for balance sheet items and for the years ended December 31, 1995, 1994 and 1993 for the statement of operations. The information assumes that the companies were combined for the entire periods. The Company did not have any operations during the aforementioned periods, accordingly, December 31, is used to reflect the natural year of One Up and adoption of December 31, as the Company's new year-end.

                                                            December 31
                                                          1995        1994
                                                          ----        ----
Balance Sheet:
  Total Current Assets                                  $1,565,259  $  708,095
                                                        ----------  ----------
  Total Assets                                          $3,468,038  $1,024,061
                                                        ==========  ==========
  Total Current Liabilities                             $  979,506  $  506,462
                                                        ----------  ----------
  Total Liabilities                                     $1,001,487  $  543,056
                                                        ==========  ==========
  Total Minority Interest                               $    5,671       5,039
                                                        ==========  ==========
  Total Shareholders' Equity                            $2,460,880  $  475,966
                                                        ==========  ==========
  Total Liabilities and Shareholders' Equity            $3,468,038  $1,024,061
                                                        ==========  ==========

                                                       Years Ended
                                            --------------------------------
                                             1995        1994        1993
Statement of Operations:
  Total Revenues                          $9,065,980  $6,365,494  $2,441,253
                                          ==========  ==========  ==========
  Net Income                              $1,984,914  $  285,822  $   70,167
                                          ==========  ==========  ==========
  Net Income Per Share                    $     0.19  $     0.03  $     0.01
                                          ==========  ==========  ==========
  Weighted Average Common
    Shares Outstanding                    10,201,524  10,201,524  10,201,524
                                          ==========  ==========  ==========

                          NEW YORK ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUBSEQUENT EVENTS (Continued)
         -----------------

B. Common Stock Split
- ---------------------

The Company authorized a 1.5 for 1 common stock split effective March 20, 1996.

C. Preferred Stock Conversion
- -----------------------------

On February 29, 1996, all of the outstanding preferred stock (37 shares) was converted to 37,018 shares of common stock on a post-split adjusted basis.

D. Consulting Agreements
- ------------------------

Subsequent to December 31, 1995, the Company entered into various consulting agreements as follows:

(1) A one-year consulting agreement whereby in exchange for financial public relations services the Company issued a consultant 11,000 shares of common stock and granted warrants to purchase 800,000 common shares at per share prices ranging from $1.00 to $2.50.

(2) A six month consulting agreement whereby in exchange for legal services the Company issued 10,000 shares of common stock.

(3) Various consulting agreements expiring on February 28, 1997 whereby 1,365,000 shares of common stock were issued to the consultants.

E. Financing Arrangements
- -------------------------

In March 1996, the Board of Directors authorized a private offering of 279,000 shares of common stock at $1 per share, which converted to 418,500 shares of common stock upon the stock split discussed in Note 2B. The offering was fully subscribed as of March 31, 1996.