Form 10QSB
period 1996-03-31
ONE UP CORP
filed 1996-07-19
CIK 850599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the quarterly period ended MARCH 31, 1996 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

       FOR THE TRANSITION FROM                        TO
                               -----------------------   --------------------

       COMMISSION FILE NUMBER:
       33-28809-A
       ----------


                               ONE UP CORPORATION
- --------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                      65-0125664
- ------------------------------             ------------------------------------
STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

                5 CAMPUS CIRCLE, SUITE 100, WESTLAKE, TEXAS 76262
- --------------------------------------------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (817)-962-9500
- --------------------------------------------------------------------------------
                            ISSUER'S TELEPHONE NUMBER

- --------------------------------------------------------------------------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                       YEAR, IF CHANGE SINCE LAST REPORT)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (R FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes [ ] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS
                     REQUIRED TO BE FILED BY SECTION 12, 13

OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


   STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: As of July 7, 1996, the issuer had 17,000,000 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS

        The following financial statements are included in Part II, Item 6:

        PAGE
        ----

        Independent Accountant's Compilation Report                        F-1

        Balance Sheet for the three months ended March 31, 1996            F-2

        Statement of Income for the three months ended March 31, 1996      F-3

        Statement of Shareholders' Equity                                  F-4
        for the three months ended March 31, 1996

        Statement of Cash Flows for the three months ended March 31, 1996  F-5

        Notes to financial statements                                      F-6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                        1ST QUARTER ENDED MARCH 31, 1996
OVERVIEW

   One Up Corporation ("One Up", the "Company" or the "Issuer") provides system solutions for computer platform migration. One Up's solutions are a combination of migration service methodologies and proprietary software systems which allow software applications written under one operating platform to migrate and convert to a different operating platform. The Company also offers post-conversion services including support and maintenance of both the original and converted software applications, as well as design and implementation of performance improvements to the applications.

   Prior to December 31, 1995, the Company operated under an exclusive licensing agreement providing migration tools and support for IBM's clients migrating from various operating platforms to OS/2. Through the experience of assisting large corporations with more than 350 migration projects, One Up refined its proprietary technologies and systems into a five step "Conversion Factory" process.

   With the development of its new capabilities and the expiration of the IBM exclusive licensing agreement, One Up changed its business strategy from a licensor of migration software tools to offering a end-to-end system for migration projects. Management believes the Company's Conversion Factory approach featuring One Up's Commander(TM) toolset differentiates it from competitors by dramatically reducing both time and man-hours required to complete large-scale migration projects

   IBM had been the exclusive provider of One Up's automated migration software tools under an agreement that began in September 1994 and expired on December 31, 1995. The Company's revenues for 1995 primarily represented the contractual relationship with IBM for approximately $10 million that was billed on an installment basis over a fifteen month period. During the first quarter ended March 31, 1996, One Up shifted its business strategy to that of a direct provider of automated migration services. Revenues and booked contracts during 1996 have been received from new clients outside of the IBM relationship with only a limited sales effort launched toward the end of the first quarter.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   One Up's shift in strategy related to (1) the Company's development of more advanced migration technologies and methodologies during 1995, and; (2) the realization of the market potential as a direct service provider to maximize the Company's growth. To this end, the Company completed a merger with a publicly-held corporation on February 29, 1996 to gain access to the public markets to expand its business opportunities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

   During the three months ended March 31, 1996, One Up posted revenues of $459,974 and booked contracts of $1,896,000 to be completed by year end. This compared to $4,201,277 in revenues and $3,968,000 in booked contracts for the three months ended March 31, 1995. The temporary reduction in revenues and bookings from the prior first quarter is primarily attributed to the Company's transition from operating as an exclusive provider for IBM-clients to becoming a stand-alone provider of an end-to-end migration program.

   One Up was unable to make announcements or seek new business relationships prior to the expiration of its exclusive agreement with IBM on December 31, 1995. The first quarter was spent organizing its sales and marketing efforts, hiring industry sales professionals, and reconfiguring its internal technical services organization. These areas have now been addressed and fully staffed by the Company.

   One Up's total operating expenses remained relatively flat at $1,203,051 and $1,285,123 respectively for the March 31, 1995 and 1996 three month periods. As a percentage of revenues, however, total operating expenses increased from 29% to 279% due to the drop in revenues related to the IBM contract. For the three months ended March 31, 1996, salaries and benefits, general and administrative expenses, advertising and marketing and insurance were down $219,548 due to lower staffing requirements and related general operating costs during the period. Rent expense was up $39,930 and depreciation and amortization were up $28,585, related to increased space, leasehold improvements and equipment added in the second quarter of 1995. Legal and professional fees were up $220,682 related to merger expenses, legal and accounting fees, and increased management consulting fees associated with the merger and the shift in business strategy.

   Interest income, net of interest expense of $184, amounted to $21,526 in the first quarter as opposed to $12,842 in the prior first quarter period. The increase, in part, is related to the shareholder advance.

   Other income of $16,233 represents a reclassification of prior year expense items that never posted to the Company bank account. Sub-lease income of $7,275 reflects a portion of space sub-leased during the 1995 period. The other expense of $25,000 relates to a prior royalty fee paid by the Company to IBM under a contract which expired during January, 1995.

   The Company recorded an income tax benefit of $259,951 for the three month period ended March 31, 1996. This represents the amount of tax that can be recaptured for previous taxes based on a net operating loss carryforward of approximately $530,000 for the period and may only be realized should the loss be carried forward to the end of the year. Current income tax expense for the three month period ended

March 31, 1996 was $3,343, down from $1,031,094 for the three month period ended March 31, 1995 due to the drop in revenues related to the expiration of the IBM agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   One Up anticipated a loss for the three month period ended March 31, 1996 due to the expiration of the IBM agreement and the nature of the costs involved in gearing up its sales and marketing efforts. For the three month period ended March 31, 1996, One Up lost $547,820 or $(.04) per share compared to income of $1,997,870 or $.15 per share for the three month period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used by operating activities was $517,428 related primarily to the operating loss. The Company, however, had a net working capital surplus of $636,569 for the period representing an increase of $50,816 from December 31, 1995. Cash was primarily generated during the three month period by decreasing accounts receivable by $236,001, increasing financing activities through a $109,365 rebate from its lessor for leasehold improvements, and increasing its investing activities through the issuance of $279,000 in common stock.

   At March 31, 1996 the Company had no bank financing or other debt obligations outstanding. The Company had accounts payable of $104,482, none greater than 30 days outstanding, and accrued expenses of $230,663. Both accounts payable and accrued expenses related to general operating costs except for $100,000 due as an accrued expense to a third party for services which is payable when the Company raises $500,000 through investing activities. The Company had $550,962 due for income taxes payable for 1995 operations. The Company has not presently paid this expense but has made provisions to pay it through the conversion of outstanding warrants.

   One Up intends to fund its activities through the issuance of stock, arranging bank financing and through cash flow from operations. The Company believes it has sufficient financial flexibility as may be needed to support its growth objectives.


                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are included:
                                                                           PAGE
                                                                           ----

         Independent Accountant's Compilation Report                       F-1

         Balance Sheet for the three months ended March 31, 1996           F-2

         Statement of Income for the three months ended March 31, 1996F-3

         Statement of Shareholders' Equity                                 F-4
         for the three months ended March 31, 1996

         Statement of Cash Flows for the three months ended March 31, 1996 F-5

         Notes to financial statements                                     F-6

(b)      Reports on Form 8-K

     Form 8-K-A reporting acquisition of One Up and change in control of registrant

     Form 8-K-A reporting resignation of independent accountant

                                   SIGNATURES

   Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ONE UP CORPORATION
                                                ------------------
                                                    (registrant)



                                             By:/s/ RICHARD DEWS
                                                --------------------------
                                                Richard Dews, President

Dated:  July 15, 1996
        --------------------

                              ANGEL E. LANA, P.A.
                          CERTIFIED PUBLIC ACCOUNTANT
                                  [LETTERHEAD]



                        ACCOUNTANT'S COMPILATION REPORT


To the Board of Directors
One Up Corporation

I have compiled the accompanying consolidated balance sheet of One Up Corporation as of March 31, 1996, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, I do not express an opinion or any other form of assurance on them.

The balance sheet as of Decembr 31, 1995, was audited by other accountanta, and they expressed an unquaified opinion on the statement in their report dated March 8, 1996. They have not performed any auditing procedures on the 1995 balance sheet since that date.



                                             ANGEL E. LANA, P.A.
                                             CERTIFIED PUBLIC ACCOUNTANT

Ft. Lauderdale, Florida
May 31, 1996

                               ONE UP CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                               ONE UP CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                                       (Unaudited)      (Audited)
                                         ASSETS                         03/31/96        12/31/95
CURRENT ASSETS
  Cash ...........................................................       $ 578,859        $ 713,421
  Accounts receivable, net of allowance
   for doubtful accounts of $0 and $85,000, respectively .........         255,818          491,819
  Shareholder advance ............................................         434,881          345,035
  Subscription proceeds receivable ...............................          10,000               -
  Other receivable ...............................................         109,365               -
  Deferred income taxes ..........................................         134,945               -
  Other current assets ...........................................          26,302           14,984
                                                                        -----------      -----------
        Total current assets .....................................       1,550,170        1,565,259

PROPERTY AND EQUIPMENT, NET ......................................       1,000,205        1,174,609

OTHER ASSETS
  Shareholder advance, net of current portion ....................         620,371          690,072
  Other assets ...................................................          10,941           38,098
                                                                        -----------      -----------
        Total other assets .......................................         631,312          728,170
                                                                        -----------      -----------

        Total Assets .............................................      $3,181,687       $3,468,038
                                                                        ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable  ..................................................        $ 10,294       $   10,932
  Accounts payable ...............................................         104,482          176,685
  Accrued expenses ...............................................         230,663           79,388
  Customer deposits ..............................................          17,200               -
  Current income taxes payable ...................................         550,962          603,214
  Deferred income taxes ..........................................              -            109,287
                                                                        -----------      -----------
        Total current liabilities ................................         913,601          979,506

LONG-TERM LIABILITIES
  Long-term portion of note payable...............................                            1,872
  Deferred income taxes ..........................................           2,550           18,269
                                                                        -----------      -----------
  Other liabilities ..............................................             -              1,840
  Total long-term liabilities ....................................           2,550           21,981


MINORITY INTEREST ................................................           6,476            5,671

COMMITMENTS                                                                    -                  -

STOCKHOLDERS' EQUITY

  Common stock; no par value; 200,000,000
    shares authorized;15,720,786 and 12,997,782
    shares issued and outstanding,respectively ....................        423,220          144,220
  Additional paid-in capital ......................................        144,936           77,936
  Retained earnings ...............................................      1,690,904        2,238,724
                                                                        -----------      -----------
        Total stockholders' equity ................................      2,259,O60        2,460,880
                                                                        -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................     $3,181,687       $3,468,038
                                                                        ===========      ===========

   The accompanying notes are an integral part of these financial statements.


                               ONE UP CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                              1996            1995
                                                        -------------------------------
REVENUES ............................................     $    459,974    $  4,201,277

COSTS AND EXPENSES
  Salaries and benefits ...............................        643,615         746,039
  General and administrative ..........................         63,154          98,889
  Advertising and marketing ...........................          6,006          46,998
  Product costs .......................................          1,028           4,362
  Travel ..............................................         59,040          41,717
  Contract labor ......................................        110,279         111,845
  Rent ................................................         87,830          47,900
  Depreciation and amortization .......................         71,185          42,600
  Insurance ...........................................          3,644          44,041
  Legal and professional fees .........................        239,342          18,660
                                                        -------------------------------
    Total operating expenses ..........................      1,285,123       1,203,051
                                                        -------------------------------

  Income (loss) from operations .......................       (825,149)      2,998,226


OTHER INCOME (EXPENSE)
  Interest income .....................................         21,710          13,390
  Interest expense ....................................           (184)           (548)
  Sublease income .....................................              -           7,275
  Other income ........................................              -          16,233
  Royalty fees ........................................              -         (25,000)
                                                        -------------------------------
    Total other income (expense) ......................         21,526          11,350

  Minority interest in income of
    consolidated subsidiary............................           (805)           (612)
                                                        -------------------------------
  Income (loss) before income taxes ...................       (804,428)      3,008,964

  Income taxes
    Current income tax expense ........................          3,343       1,031,094
    Deferred income tax benefit .......................       (259,951)              -
                                                        -------------------------------
                                                              (256,608)      1,031,094
                                                        -------------------------------

  Net income (loss) ...................................   $   (547,820)   $  1,977,870
                                                        ===============================

Net income (loss) per common share ..................   $      (0.04)   $      (0.15)
                                                        ===============================

Weighted average cimmon shares and common
 equivalents outstanding ............................     15,265,056      12,997,782
                                                        ===============================

   The accompanying notes are an integral part of these financial statements.

                               ONE UP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31,1996
                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by One Up Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 1996, and the results of operations and cash flows for the quarters ended March 31, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements (both for New York Acquisitions, Inc. and for One Up Corporation) for the period ended December 31, 1995, including the accompanying notes. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

NOTE 2. BUSINESS ACTIVITY

One Up Corporation (formerly New York Acquisitions, Inc.) was organized under the laws of the state of Florida on February 24, 1989. The Company was a development stage enterprise until it acquired a privately-owned, Texas-based company on February 29, 1996. The acquired entity (One Up Corporation) became a wholly owned subsidiary of the Company through the exchange of 9,069,945 shares of the Company's common stock for all of the outstanding stock of the acquired subsidiary. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information has been restated to include the accounts of the acquired subsidiary for all periods presented.

One Up Corporation ("One Up") was founded January 7, 1991, by Richard G. Dews. The initial focus of the business was to provide contract computer programming education. A professional curriculum was developed as the foundation for these courses. By 1992, One Up had developed and sold several software products, as well as further diversifying into consulting services and migration assistance for clients wishing to migrate their software from the Windows operating system to the IBM OS/2 platform. By 1993, One Up had identified a need for an automated migration technique and developed the first set of software tools for that purpose. Initially, One Up licensed the tools to IBM on an exclusive basis until December 31, 1995. During 1995, One Up developed more advanced migration technologies and methodologies allowing clients to

                              ONE UP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31,1996
                                  (Unaudited)


NOTE 2. BUSINESS ACTIVITY CONTINUED

migrate source code from Windows 16 bit to Windows 95 and NT, from OS/2 to Windows 95 and NT, and enhanced its capabilities to migrate Windows source code to OS/2. As a result of these developments, One Up decided to offer its migration services, utilizing these new techniques, to the public beginning in January 1996. One Up will continue to expand its migration services during 1996, adding the ability to migrate Unix source code to Windows NT and provide graphics, text and data migration capabilities. These services are to be provided throughout the world, concentrated in the United States.

One Up Corporation is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. One Up Computer Services, Ltd. was incorporated under the laws of the Province of Ontario, Canada in October 1992. Its operations primarily consist of contract computer programming education that complements the curriculum of One Up Corporation. The operations of One Up Computer Services, Ltd. in the past have not been significant to the operations of One Up.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements include the accounts of the Company and its majority owned foreign subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Depreciation is computed using the straightline method. Leasehold improvements are amortized over the term of the related lease.

Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

When property is retired or otherwise disposed of its cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

                              ONE UP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31,1996
                                  (Unaudited)


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue as services are performed in accordance with the terms as set forth in their contract agreements. Contract costs which are primarily labor intensive are matched with revenues. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.


INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of income taxes currently due, plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting purposes. The deferred tax assets and liabilities represent the future income tax consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


CURRENCY TRANSLATION

The functional currency translation of the majority owned subsidiary's assets, liabilities, revenues and expenses was insignificant to the Company's financial statements. Accordingly, the accompanying financial statements do not include translation gains and losses.

INCOME PER SHARE

Income per share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period. Common stock equivalents include the dilutive effect of all stock options outstanding.

NOTE 4. SHAREHOLDER ADVANCE

During the year ended December 31, 1995, One Up advanced $984,013 to its President/CEO/ majority shareholder pursuant to provisions contained in the President's employment agreement. The advance is subject to an annual interest rate of 7 1/2% and is accrued as an additional advance. During the quarters ended March 31, 1996 and 1995, the advance earned interest income of $18,450 and $1,963, respectively. In accordance with the employment agreement, the advance is to be repaid durin~ the three year period ended December 31, 1998. See
Note 8.

                              ONE UP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31,1996
                                  (Unaudited)


NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 1996, and December 31, 1995:

                                                    03/31/96      12/31/95
                                                 ------------  -------------
Furniture and equipment                            $ 863,072     $ 860,083
Vehicle                                               46,936        46,936
Leasehold improvements                               400,971       510,336
                                                 ------------  -------------
                                                  $1,310,979    $1,417,355
Less accumulated depreciation and amortization      (310,774)     (242,746)
                                                 ------------  -------------
                                                  $1,000,205    $1,174,609
                                                 ============  =============

Depreciation expense for the quarters ended March 31, 1996 and 1995, was $68,028 and $39,389, respectively.

NOTE 6. NOTE PAYABLE

In 1994 One Up entered into an installment vehicle note payable to GMAC Financial Services. The note bears interest at 6.75%, has monthly principal and interest payments of $955 and is scheduled to mature in February 1997. Future maturities at March 31, 1996, relating to this note are as follows: 1996 $8,422, 1997 $1,872.

NOTE 7. INCOME TAXES

Deferred tax assets and liabilities at March 31, 1996, and December 31, 1995, consist of the following:

                                                    3/31/96        12/31/9
                                                  -----------    ----------
Current deferred tax asset                         $ 153,214     $$ 28,900
Current deferred tax liability                       (18,269)     (138,187)
                                                  -----------    ----------
Net current deferred tax asset                     $ 134,945     $(109,287)
                                                  ===========    ==========
Noncurrent deferred tax asset                      $     --      $     --
Noncurrent deferred tax liability                     (2,550)      (18,269)
                                                  -----------    ----------
Net noncurrent deferred tax liability              $  (2,550)    $ (18,269)
                                                  ===========    ==========

                               ONE UP CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                March 31, 1996
                                  (Unaudited)

NOTE 7. INCOME TAXES

The current deferred tax assets result primarily from the timing of deductibility of the allowance for doubtful accounts, compensation not currently recorded for federal income tax purposes, and net operating loss carryforwards. The noncurrent deferred tax liability arises from the use of accelerated methods of depreciation of property and equipment for federal income tax purposes. The current deferred tax liability results from the cash basis of accounting for federal income tax purposes versus the accrual basis for financial accounting purposes.

For the quarter ended March 31, 1996, the Company has generated a net operating loss carryforward of approximately $530,000 which could be utilized by carrying back to prior periods or be offset against future taxable income.

NOTE 8. COMMITMENTS

In May 1995, One Up leased its office facility under a noncancelable operating lease, which expires April 2000. Future minimum commitments under this lease are as follows:

                 Period ending March 31,
                           1997            $   343,717
                           1998            $   343,717
                           1999            $   343,717
                           2000            $   343,717
                           Thereafter           28,643
                                           -----------
                           Total           $  1,403,511
                                           ============

Effective May 1, 1995, One Up entered into an employment agreement through December 31, 1998, with its President/CEO/majority shareholder. The agreement provides annual compensation of $600,000, an automobile allowance, and group, life and disability insurance coverage. The agreement also provided for an advance to the key employee of up to $ 1,000,000 prior to December 31, 1995, at an annual interest rate of 7 1/2%. The advance amount is to be repaid during the three year period ended December 31, 1998. See Note 4.

On February 29, 1996, the Company entered into a consulting agreement whereby upon the consultant's completion of all services and provisions detailed therein, the Company will issue to the consultant 300,000 shares of common stock. As of March 31, 1996, the Company had not issued any shares pursuant to the agreement.

                               ONE UP CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1996
                                  (Unaudited)

NOTE 8. COMMITMENTS - CONTINUED

On March 6, 1996, the Company entered into an agreement to pay $100,000 over a 12 month period to a former employee in exchange for services rendered. An acceleration clause requires any remaining balance to be paid in full upon the Company raising $500,000 of capital. The March 31, 1996, balance sheet reflects the unpaid balance as an accrued liability.

On March 25, 1996, the Board of Directors authorized a one-time grant of restricted common stock to employees at the rate of 500 shares for each year of service. A total of 27,962 shares will be issued if the employees of record remain with the Company for one year from the date of the grant.

In addition to the aforementioned employment agreement with its President/CEO, the Company has entered into employment agreements with 15 key employees for a term of one year. The total base salary of the 15 employees is approximately $1,155,000.

Pursuant to provisions within their employment agreements, five of the 15 key employees of the Company may receive common stock option grants equal to their annual base salary. Such stock options shall be valued at 85% of the market value of the common stock on July 1, 1996. The stock options must be exercised in the period from July 1, 1997, to June 2O, 1998. The total annual base salary of these five employees is approximately $517,000.

NOTE 9. STOCKHOLDERS EQUITY AND STOCK OPTIONS

Effective February 29, 1996, two hundred shares were issued pursuant to two stock option agreements dated November 1, 1995. The exercise price per share was $335. The consideration for the shares was recorded as compensation to the shareholders totaling $67,000 during the quarter ended March 31, 1996.

On February 29, 1996, all of the outstanding preferred stock (37 shares) was converted to 37,018 shares of common stock on a postsplit basis.

In March 1996, the Board of Directors authorized a private placement offering of 279,000 shares of common stock at $1 per share, which converted to 418,500 shares upon the stock split referred to below. The offering was fully subscribed as of March 31, 1996. The Company may, if necessary, complete additional private placements to provide interim financing.

Effective March 25, 1996, the Company authorized a 1.5 for 1 common stock split.

                               ONE UP CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31,1996
                                  (Unaudited)


NOTE 10. ESTIMATES AND CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances with two institutions located in the Dallas/Ft. Worth metroplex. The balances are insured up to $100,000 at each institution by the Federal Deposit Insurance Corporation. At March 31, 1996, cash amounts held in excess of FDIC insured amounts amount to approximately $413,000.

NOTE 11. EMPLOYEE SAVINGS PLAN

Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan ("Plan") for its employees. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made during the quarters ended March 31, 1996 and 1995. Participants are 100% vested in the portion of the plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.

NOTE 12. SUBSEQUENT EVENTS

The Company entered into various consulting agreements as follows:

    i) A one-year consulting agreement whereby in exchange for financial public relations services the Company issued a consultant 11,000 shares of common stock and granted warrants to purchase 800,000 common shares at per share prices ranging from $1.00 to $2.50. Currently, only 400,000 warrants have been issued.

    ii) A six-month consulting agreement whereby in exchange for legal services the Company issued 10,000 shares of common stock.


    iii) Various consulting agreements expiring on February 28, 1997, whereby 1,365,000 shares of common stock were issued to the consultants.

The Company adopted a Directors Stock Compensation Plan entitling the directors to receive 1,700,000 shares of common stock upon the Company achieving certain goals for the year ending December 31, 1996.

Two employees of the Company purchased 91,000 shares of restricted common stock at per share prices ranging from $1.50 to $1.75.


                               ONE UP CORPORATION
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                    1996           1995
                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ........................................   $(547,820)   $ 1,977,870
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization ..........................      71,185         42,600
    Minority interest ......................................         805            612
    Stock compensation expense .............................                      67,00
    Deferred income tax expense (benefit) ..................    (259,951)            -
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable ............     236,001         (4,464)
      Increase in shareholder advance ......................     (20,145)      (202,078)
      Increase in subscription receivable ..................     (10,000)            -
      Increase in other receivable .........................    (109,365)            -
      Increase in other current assets .....................     (11,318         (1,922)
      (Increase) decrease in other assets ..................      24,000         (1,692)
      Increase (decrease) in accounts payable ..............     (72,203)        37,528
      Increase in accrued expenses .........................     151,275         49,298
      Increase (decrease) in income taxes payable ..........     (52,252)       709,449
      Increase in customer deposits ........................      17,200          4,177
      Decrease in other longterm liabilities ...............      (1,840)            -
                                                               --------------------------
  Total adjustments ........................................      30,392       (633,508)
                                                               --------------------------
  Net cash provided (used) by operating activities .........    (517,428)     2,611,378

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ......................      (2,989)      (129,528)
  Rebate from lessor for leasehold improvements ............     109,365             -
                                                               --------------------------
    Net cash used in investing activities ..................     106,376       (129,528)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issue of stock .............................     279,000             -
  Repayment of notes payable................................      (2,510)        (2,303)
                                                               --------------------------
    Net cash provided (used) in financing activities             276,490         (2,303)

                                                               --------------------------
    Net increase (decrease) in cash ........................    (134,562)     2,479,547

  Cash beginning ...........................................     713,421        464,036
                                                               --------------------------
  Cash ending ..............................................   $ 578,859    $ 2,943,583
                                                               ==========================


SUPPLEMENTAL DISCLOSURES:

Interest paid ..............................................   $     184    $       548
                                                               ==========================
Income taxes paid ..........................................   $  55,594    $   321,645
                                                               ==========================

   The accompanying notes are an integral part of these financial statements.


                               ONE UP CORPORATION
                Consolidated Statements of Stockholders' Equity
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                     COMMON       COMMON    PREFERRED   PREFERRED  ADDITIONAL
                                                     STOCK         STOCK      STOCK        STOCK     PAIDIN
                                                     ISSUED       AMOUNT     ISSUED       AMOUNT     CAPITAL
Balance at January 1, 1995, including effect
of reverse acquisition and stock split ........... 11,337,432  $     -      $   -      $     -     $   67,559

Effect of reverse acquisition, including
effect of stock split ............................  1,660,350     107,220         37      37,000       10,377

Net income .......................................        -           -         -             -            -
                                                  ----------------------------------------------------------------

Balance at March 31, 1995 ........................ 12,997,782  $  107,220         37   $  37,000  $   77,936
                                                  ================================================================

Balance at January 1, 1996, including effect
of reverse acquisition and stock split ........... 11,337,432  $     -     $    -      $     -    $   67,559

Issuance of stock for services rendered,
including effect of stock split ..................  2,267,486        -          -            -        67,000

Effect of reverse acquisition, including
effect of stock split ............................  1,660,350     107,220         37      37,000      10,377

Conversion of preferred stock to common
stock, including effect of stock split ...........     37,018      37,000        (37)    (37,000)        -

Issuance of stock private placement,
including effect of stock split ..................    418,500     279,000        -           -           -

Net loss .........................................         -          -          -           -           -
                                                  ----------------------------------------------------------------

Balance at March 31 1996 ......................... 15,720,786 $   423,220        -      $          $  144,936
                                                  ================================================================

   The accompanying notes are an integral part of these financial statements.

                               ONE UP CORPORATION
                Consolidated Statements of Stockholders' Equity
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                      RETAINED
                                                      EARNINGS       TOTAL

Balance at January 1, 1995, including effect
of reverse acquisition and stock split ...........    $  408,407  $  475,966

Effect of reverse acquisition, including
effect of stock split ............................      (159,597          -

Net income .......................................     1,977,870    1,977,870
                                                  ------------------------------

Balance at March 31, 1995 ........................   $ 2,231,680  $2,453,836
                                                  ==============================

Balance at January 1, 1996, including effect
of reverse acquisition and stock split ...........   $ 2,393,321  $2,460,880

Issuance of stock for services rendered,
including effect of stock split ..................         -          67,000

Effect of reverse acquisition, including
effect of stock split ............................     (154,597)         -

Conversion of preferred stock to common
stock, including effect of stock split ...........         -             -

Issuance of stock private placement,
including effect of stock split ..................         -        279,000

Net loss .........................................     (547,820)   (547,820)
                                                  -----------------------------

Balance at March 31 1996 .........................  $ 1,690,904  $2,259,060
                                                  =============================

   The accompanying notes are an integral part of these financial statements.