Form 10QSB
period 1996-06-30
ONE UP CORP
filed 1996-10-28
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                       Commission file number 33-28809-A

                               ONE UP CORPORATION
       (Exact name of small business issuer as specified in its charter)

        FLORIDA                                             65-0125664
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               5 CAMPUS CIRCLE, SUITE 100, WESTLAKE, TEXAS  76262
                    (Address of principal executive offices)

                                 (817) 962-9500
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 18, 1996, the issuer had 17,130,845 shares of common stock, no par value, outstanding.

                                     INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

         Balance Sheets at June 30, 1996, and December 31, 1995

         Statements of Operations for the three months and six months ended June 30, 1996 and 1995

         Statements of Cash Flows for the six months ended
                 June 30, 1996 and 1995

         Notes to Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview:  Background and Sales Strategy

         Results of Operations:
                 Comparison of the Three Months Ended June 30, 1996 and 1995 Comparison of the Six Months Ended June 30, 1996 and 1995 Comparison of the 2nd and 1st Quarters of 1996

         Liquidity and Capital Resources

         Projections


                          PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 (11)     A Statement of Computations of Per Share Earnings

         (b)     Reports on Form 8-K


SIGNATURES

                               ONE UP CORPORATION
                          Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995



                                                                                (Unaudited)       (Audited)
                                   ASSETS                                         06/30/96          12/31/95
                                                                                -----------       ----------
CURRENT ASSETS
   Cash                                                                         $  169,670        $  713,421
   Accounts receivable - billed, net of allowance for
     doubtful accounts of $0 and $85,000, respectively                             107,765           491,819
   Accounts receivable - unbilled                                                  142,869                 -
   Shareholder advance                                                               2,356           345,035
   Income tax refund receivable                                                    714,968                 -
   Prepaid consulting fees                                                         386,937
   Other current assets                                                              7,458            14,984
                                                                               -----------       ----------
   Total current assets                                                          1,532,023         1,565,259


PROPERTY AND EQUIPMENT, NET                                                        989,792         1,174,609


OTHER ASSETS

   Shareholder advance, net of current portion                                           -           690,072
   Other assets                                                                     29,684            38,098
                                                                                -----------       ----------
   Total other assets                                                               29,684           728,170
                                                                                -----------       ----------

   Total Assets                                                                 $ 2,551,499       $3,468,038
                                                                                ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Note payable                                                                 $     7,576       $   10,932
   Accounts payable                                                                 305,798          176,685
   Accrued expenses                                                                 251,449           79,388
   Customer deposits                                                                 67,614                -
   Current income taxes payable                                                     539,418          603,214
   Deferred income taxes, net                                                        80,140          109,287
                                                                                -----------       ----------
   Total current liabilities                                                      1,251,995          979,506


LONG-TERM LIABILITIES

   Long-term portion of note payable                                                      -            1,872
   Deferred income taxes                                                             21,575           18,269
   Other liabilities                                                                      -            1,840
                                                                                -----------       ----------
   Total long-term liabilities                                                       21,575           21,981


MINORITY INTEREST                                                                     6,149            5,671


COMMITMENTS                                                                               -                -


STOCKHOLDERS' EQUITY


   Common stock; no par value; 200,000,000 shares authorized;
   17,985,748 and 13,034,800 shares issued of which
   854,903 are held in treasury                                                     789,970          144,220
   Additional paid-in capital                                                       712,185           77,936
   Treasury stock, at cost                                                       (1,068,629)               -
   Retained earnings                                                                838,254        2,238,724
                                                                                -----------       ----------
   Total stockholders' equity                                                     1,271,780        2,460,880
                                                                                -----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 2,551,499       $3,468,038
                                                                                ===========       ==========


  The accompanying notes are an integral part of these financial statements.

                               ONE UP CORPORATION
                     Consolidated Statements of Operations
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)


                                                           Three Months Ended           Six Months Ended
                                                           1996         1995           1996          1995
                                                       ------------------------    --------------------------
REVENUES                                               $  621,641    $3,740,926    $ 1,081,615     $7,942,203


COSTS AND EXPENSES

   Salaries and benefits                                  792,809       801,268      1,436,424      1,547,307

   General and administrative                             264,622       169,652        331,559        268,541
   Advertising and marketing                               46,691        90,606         52,697        137,604

   Product costs                                                -         7,080          1,028         11,442
   Travel                                                 205,770        91,953        264,810        133,670
   Contract labor                                         192,672       170,647        302,951        282,492
   Rent                                                   109,022        44,880        196,852         92,780
   Depreciation and amortization                           73,538        44,560        144,723         87,160
   Insurance                                                3,471        60,083          7,115        104,124

   Legal and professional fees                             23,451        25,086        144,013         43,746

   Merger, acquisition and consulting expenses            271,617             -        386,614              -
                                                       ----------    ----------    -----------     ----------
   Total operating expenses                             1,983,663     1,505,815      3,268,786      2,708,866
                                                       ----------    ----------    -----------     ----------


   Income (loss) from operations                       (1,362,022)    2,235,111     (2,187,171)     5,233,337



OTHER INCOME (EXPENSE)

   Interest income                                         18,250        32,062         39,960         45,452
   Interest expense                                          (148)         (232)          (332)          (780)
   Sublease income                                              -        12,531              -         19,806
   Other income                                                 -          (463)             -         15,770
   Royalty fees                                                 -             -              -        (25,000)
                                                       ----------    ----------    -----------     ----------
   Total other income (expense)                            18,102        43,898         39,628         55,248



   Minority interest in income (loss) of
     consolidated subsidiary                                  327         1,838           (478)         1,226
                                                       ----------    ----------    -----------     ----------


   Income (loss) before income taxes                   (1,343,593)    2,280,847     (2,148,021)     5,289,811



   Income taxes

   Current income tax expense (benefit)                  (466,907)      696,682       (721,710)     1,727,776
   Deferred income tax benefit                            (24,036)            -        (25,841)             -
                                                       ----------    ----------    -----------     ----------
                                                         (490,943)      696,682       (747,551)     1,727,776
                                                       ----------    ----------    -----------     ----------


   Net income (loss)                                   $ (852,650)   $1,584,165    $(1,400,470)    $3,562,035
                                                       ==========    ==========    ===========     ==========



   Net income (loss) per common share                  $    (0.05)   $     0.12    $     (0.09)    $     0.27
                                                       ==========    ==========    ===========     ==========


   Weighted average common shares and common
     equivalents outstanding                           17,321,777    13,034,800     15,618,095     13,034,800
                                                       ==========    ==========    ===========     ==========




  The accompanying notes are an integral part of these financial statements.

                               ONE UP CORPORATION
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)



                                                                                    1996             1995
                                                                              -------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                         $   (1,400,470)   $   3,562,035
    Adjustments to reconcile net income (loss) to net

       cash provided (used) by operating activities:

       Depreciation and amortization                                                 144,723           87,160
       Minority interest                                                                 478           (1,226)
       Stock compensation expense                                                     67,000                -
       Merger, acquisition and consulting expenses                                   180,312                -
       Deferred income tax expense (benefit)                                         (25,841)               -
       Change in assets and liabilities:

          (Increase) decrease in accounts receivable                                 384,054          (22,165)
          Increase in unbilled revenue                                              (142,869)               -
          Increase in shareholder advance                                            (35,878)        (987,474)
          Increase in income tax refund receivable                                  (714,968)               -
          (Increase) decrease in other current assets                                  7,527           (3,095)
          Decrease in other assets                                                     2,500                -

          Increase in accounts payable
                                                                                     129,113          166,124
          Increase in accrued expenses
                                                                                     172,061            1,087
          Increase (decrease) in income taxes payable                                (63,796)       1,222,145
          Increase in customer deposits                                               67,614            4,177
          Decrease in other long-term liabilities                                     (1,840)            (546)
                                                                                -----------------------------
       Total adjustments                                                             170,190          466,187
                                                                                -----------------------------
       Net cash provided (used) by operating activities                           (1,230,280)       4,028,222


 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                              (63,357)        (957,375)
    Rebate from lessor for leasehold improvements                                    109,365                -
                                                                                -----------------------------
       Net cash provided (used) in investing activities                               46,008         (957,375)


 CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issue of stock                                                     645,750                -
    Repayment of notes payable                                                        (5,229)          (3,982)
                                                                                -----------------------------
       Net cash provided (used) in financing activities                              640,521           (3,982)
                                                                                -----------------------------


       Net increase (decrease) in cash                                              (543,751)       3,066,865


 Cash - beginning
                                                                                     713,421          464,036


 Cash - ending                                                                  $    169,670    $   3,530,901
                                                                                -----------------------------


 SUPPLEMENTAL DISCLOSURES:

       Interest paid                                                            $        332   $          780
                                                                                -----------------------------

       Income taxes paid                                                        $     55,594   $      488,245
                                                                                =============================


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

       Settlement of shareholder advances through purchase of treasury stock    $  1,068,629   $            -
                                                                                =============================





   The accompanying notes are an integral part of these financial statements.

                               ONE UP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by One Up Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 1996, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements (both for New York Acquisitions, Inc. and for One Up Corporation) for the period ended December 31, 1995, including the accompanying notes. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.


NOTE 2.  BUSINESS ACTIVITY

On February 29, 1996, One Up Corporation, a Texas corporation, (One Up) entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell" Florida corporation. One Up became a wholly-owned subsidiary of the public company through the exchange of 9,069,945 shares of the public company's common stock for all of the outstanding stock of One Up. The name New York Acquisitions, Inc., was changed to One Up Corporation. For accounting purposes, the reorganization of One Up and the public company is regarded as an acquisition by the public company of all of the outstanding stock of One Up, and is accounted for as a recapitalization of the public company with One Up as the acquirer (a reverse acquisition). Accordingly, the historical financial statements are those of One Up.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain expenses recorded in prior periods have been reclassified to conform to the current classification.

                               ONE UP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 June 30, 1996
                                  (Unaudited)


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Per Share

Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents during 1995 consisted of convertible preferred stock.


NOTE 4.  INCOME TAXES

Deferred tax assets and liabilities at June 30, 1996, and December 31, 1995, consist of the following:

                                                            06/30/96                  12/31/95
                                                            --------                 ----------
Current deferred tax asset                                  $  1,498                 $   28,900
Current deferred tax liability                               (81,638)                  (138,187)
                                                            --------                 ----------
Net cur  rent deferred tax asset                            $(80,140)                $ (109,287)
                                                            ========                 ==========

Noncurrent deferred tax asset                               $      -                 $        -
Noncurrent deferred tax liability                            (21,575)                   (18,269)
                                                            --------                 ----------
Net noncurrent deferred tax liability                       $(21,575)                $  (18,269)
                                                            ========                 ==========

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

At June 30, 1996, the Company owed $539,418 for income taxes, related to 1995 operations, which were due March 15, 1996, and are presently past due. The Company has not paid this expense, nor has it accrued any interest or penalties related to this expense, due to anticipating a net operating loss for the year ended December 31, 1996, which will be carried back to generate a refund receivable for prior taxes paid (or owed) and be utilized to offset the 1995 tax liability.

As of June 30, 1996, the Company has recorded an income tax receivable of $714,968 relating to a net operating loss carryforward, generated during the first six months of 1996, of approximately $2,100,000, which could be utilized by carrying back to prior periods or be offset

                               ONE UP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 June 30, 1996
                                  (Unaudited)


NOTE 4.  INCOME TAXES (CONTINUED)

against future taxable income. Any net operating loss carryforward generated for the year ended December 31, 1996, will expire in 2011.


NOTE 5.  COMPENSATION AND TREASURY STOCK

The employment agreement with the Company's President/CEO/majority shareholder, which, among other provisions, calls for annual compensation of $600,000 from January 1, 1996 to December 31, 1998, has been set aside and is currently being renegotiated. For the first six months of 1996, the President has agreed to waive the annual compensation as called for in the agreement and to accept as compensation that which has already been received.

Effective June 14, 1996, pursuant to a meeting of the Board of Directors, the Company received into its treasury, from its President/CEO/majority shareholder, 854,903 common shares, valued at $1.25 per share, in exchange for retirement of the $1,068,629 shareholder advances (comprised of $984,013 principal advanced to the key employee during the year ended December 31, 1995, plus $84,616 accrued and unpaid interest earned on the advance through June 14,
1996).


NOTE 6.  STOCKHOLDERS EQUITY AND STOCK OPTIONS

The Company entered into various consulting agreements which included the issuance of common shares during the three months ended June 30, 1996, as follows. The value of each consulting agreement is amortized over the life of the individual contract.

    i) Effective April 10, 1996, pursuant to various consulting agreements for accounting, financial and legal services provided from February 29, 1996, to February 28, 1997, and valued at $91,000, the Company issued 1,365,000 shares of common stock on a post-split basis (910,000 shares of common stock on a pre-split basis).

    ii) Effective April 10, 1996, pursuant to a consulting agreement for accounting and financial services provided from March 29, 1996, to March 28, 1997, and valued at $50,000, the Company issued 40,000 shares of common stock.

    iii) Effective April 17, 1996, pursuant to a consulting agreement for legal services provided from April 15, 1996 to October 15, 1996, and valued at $12,500, the Company issued 10,000 shares of common stock.

                               ONE UP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 June 30, 1996
                                  (Unaudited)


NOTE 6.  STOCKHOLDERS EQUITY AND STOCK OPTIONS (CONTINUED)

    iv) Effective April 17, 1996, pursuant to a consulting agreement for services provided from April 8, 1996, to April 7, 1997, and valued at $13,750, the Company issued 11,000 shares of common stock. In addition, the Company granted warrants to purchase up to 800,000 common shares at per share prices ranging from $1.00 to $2.50. Currently, only 400,000 warrants have been exercised, for which 400,000 shares of common stock were issued. The remaining 400,000 warrants were not exercised and expired.

    v) Effective June 27, 1996, pursuant to a consulting agreement for services provided from January 5, 1996, to June 30, 1997, and valued at $375,000, the Company issued 300,000 shares of common stock.

    vi) Effective June 27, 1996, pursuant to a consulting agreement for services provided from January 5, 1996, to December 31, 1996, and valued at $25,000, the Company issued 20,000 shares of common stock.

Effective April 18, 1996, two employees of the Company purchased 91,000 shares of restricted common stock at per share prices ranging from $1.50 to $1.75.


NOTE 7.  SUBSEQUENT EVENTS

Effective July 1, 1996, the Company adopted a stock purchase plan ("Plan") designed to provide its employees with a proprietary interest in the Company. The Plan's fiscal year end is June 30. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. Under this Plan, via semi-monthly payroll deduction eligible employees may elect to withhold up to 15% of their gross annual salary for the purpose of purchasing the Company's common stock. At the end of each quarter, the stock is purchased at the closing trade price on the last date of the last month of the calendar quarter, and employees are issued their purchased shares as soon as is administratively feasible, but no later than 45 days after the end of the quarter. In addition, each participant purchase is matched 50% by the Company. Participants' vesting in the Company match will increase 20% on July 1 of each year for the stock purchased during the preceding Plan year, and stock certificates will be issued after the match for the affected plan year has become 100% vested.

Effective July 9, 1996, the Company entered into a consulting agreement whereby in exchange for public relations services the Company will issue, at dates yet to be determined, common shares valued at $185,000 based on the closing bid price at the date of issue.

                               ONE UP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 June 30, 1996
                                  (Unaudited)


NOTE 7.  SUBSEQUENT EVENTS (CONTINUED)

Effective July 31, 1996, the Company entered into an agreement with one of its key employees whereby the employee has the option, expiring December 31, 1996, to purchase 50,000 shares of restricted common stock at a per share price of $2.00. Any shares issued as a result of the exercise of this option will be registered either in a secondary offering or by March 31, 1997, whichever occurs first.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        2ND QUARTER ENDED JUNE 30, 1996

OVERVIEW

Background

The Company was founded January 7, 1991. Throughout 1991 and 1992, its primary business was performing OS/2 education for IBM customers. By August 1992, the Company had diversified operations to include application product development, contract programming and conducting IBM Migration Workshops. By January 1993, in order to become independent from IBM, the Company restructured the education line of business by building its own curriculum. The contract programming line of business diminished as the Company made a decision not to focus on the consulting/contract programming operations. Product development expanded from 1993, and continues to expand today, evolving from its beginnings in screen savers and screen capture tools to an expert systems operation supporting platform migration projects.

The Company first conducted IBM Migration Workshops ("workshops") in August 1992. The workshops program was an operation created by IBM in its OS/2 Development Lab located in Boca Raton, Florida. The intent of the workshop was to simultaneously offer IBM customers OS/2 programming education and platform migration assistance (consulting). The week- long workshops were intense migration "boot camps" which focused on educating software developers as to the techniques required to manage multi-person-year migration efforts. By November 1992, the Company had become the lead provider of workshops for IBM, and, shortly thereafter, became IBM's sole source for the workshops operation.

May 1993 marked the beginning of two consecutive one-year contracts with IBM for OS/2 support for IBM's "Area-10" (a geographical region, or area, for IBM). This contract called for the Company to provide marketing and technical support for OS/2 to IBM's customers located in Area-10. Services provided by the Company under this agreement expired May 31, 1995.

With Workshops as One Up's premier line of business for 1993, the Company sought to revolutionize the historical processes of platform application migration. As a first step, platform programming differences between Windows and OS/2 were categorized and catalogued. Second, a programmer's hyper linking editor product was acquired. Third, the two were merged to produce the Company's first proof-of-concept migration expert system, SMART (Source Migration Analysis Reporting Toolset). Version 1.0 of SMART was released in December 1993.

SMART was revolutionary. It analyzed, in minutes instead of months, an entire application source base and reported every change required to move the application from Windows to OS/2. Moreover, SMART could perform many of these changes automatically, while inserting in-line comments to assist the programmer with those changes not easily automated. For IBM's Workshop customers, SMART created a road map report for their migration project in the first

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                  2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

hour of their first day, and it could automatically migrate up to fifty percent of their application by simply "pushing a button." As a market test, IBM licensed SMART 1.0 and distributed it to a worldwide audience via their OS/2 Developer Connection CD-ROM (DevCon) during the first half of 1994. It was extremely well received, but most users had two consistent requests:
SMART should be programmable (extensible), and it should be free. As a result, by September 1994 the Company had created SMART 2.0 (programmable) and licensed it exclusively to IBM for marketing and distribution (free to IBM's OS/2 customers).

Soon thereafter, One Up's license agreement with IBM, which included a non-compete clause, proved to be too restrictive and did not create significant market opportunity for the Company during its fifteen month exclusivity. Desiring to broaden and expand its market for migration tools, the Company began work on its next-generation migration expert systems and methodology -- Commander and the Conversion Factory, respectively, in late 1994.

During 1995, the Company evolved Commander and its Conversion Factory methodology by performing services-based migrations for large scale customers between popular desktop platforms. The non-compete clause in the IBM license agreement prohibited the Company from distributing Commander as a product during 1995. This restriction caused the Company to evolve from intending to distribute Commander as a product to using Commander as an internal- use-only technology supporting its services-based operations, the Conversion Factory.

1996 is viewed by the Company as the year of its rebirth. During the first six months of 1996, the Company launched a services-based business model with a highly-evolved, revolutionary technology and methodology. 1996 also marked the birth of the Company's marketing and migration operations infrastructure, constituting a learning, evolutionary process of applying Company staff plans and abilities, market perceptions and offerings to an "unprepared" marketplace. The Conversion Factory has been formalized, documented and staffed - the latter actually increasing the size of the Company by more than fifty percent since January 1996.

Sales Strategy

The Company's sales staff and sales model have undergone extensive evolution during the first half of 1996. While the perception of the magnitude of the marketplace has not changed, the role that the Company must play in customer migration project business case development has changed radically. Early in the year, a smorgasbord of migration services was offered to low-level technical customer contacts. Customer leadership over migration project decisions typically had little experience or expertise in business case development, migration methodology, migration technology and target platform particulars. While the Company was able to demonstrate is capabilities to a knowledgeable and enthusiastic technical audience, or to third party vendor channels, it struggled with selling to the decision maker.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

Based on the experiences gained during the first six months of 1996, the Company now positions itself early in the migration project cycle, specifically in the business case development for customer migration projects, as a lead, co- lead or key influencer. This change in sales approach has streamlined the sales qualification process and increased the sales closing ratio. Recently the Company has proven that with its staff, methodology and technology, it may know the customer's source code environment better than the customer itself within as little as thirty days. Furthermore, the Company has proven that it can extend the ability of its point-to-point services offerings to include new technologies or platforms in ninety days or less. To summarize, business case development for migration projects should consider the following:


             1.  Analysis of the current customer source code environment;
             2. Analysis of the available technologies/environments considered;
             3. Analysis of the possible paths in migrating from or integrating existing environments with those available.

Once a migration business case is justified, the following must be applied in moving from source to target:

             1.  Knowledge of the source platform
             2.  Knowledge of the source application
             3.  Expertise/experience in performing migrations
             4.  Migration project methodology
             5.  Migration tool technology
             6.  Knowledge of the target platform
             7.  Streamline/update/standardize application during project
             8. Knowledge of the target application's functional extensions (if different from source application)

Management believes the Company currently offers one of the most efficient and effective solutions covering the above two sections of analyzing and performing migration project business cases. The Company is now employing the sales model and sales and consulting staff needed to apply the above to existing and new prospects. The updated sales model has been successful in guiding Fortune 500 customers through the analysis phase of multi-million dollar projects. The Company has retained Fleishman-Hillard, a leading international public relations firm, to assist with professional dissemination of the new sales model and manage its marketing message. During the third and fourth quarters of 1996, the Company will continue to refine and update the sales model.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

Results of Operations

The following discussion of the financial condition and results of operations of One Up should be read in conjunction with the unaudited consolidated financial statements of One Up included elsewhere herein.

Management believes that, due to the change in the Company's business strategy subsequent to the expiration of the non- compete agreement with IBM (which provided IBM with the exclusive marketing rights to SMART), it is difficult to analyze the comparison of the results of operations for the second quarters ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995. During the first six months of 1995, revenues posted by the Company consisted almost entirely of amounts due under the non-compete agreement with IBM (which expired on December 31, 1995) and from amounts due under the IBM Area-10 contract (which expired on May 31, 1995). With the expiration of these contracts, the Company's revenues no longer reflect the substantial licensing and support fees received from IBM but rather are generated from sales as the Company offers its conversion services to the general public.

Therefore, following the discussion comparing results of operations for the second quarters ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995, management has included a discussion comparing the second and first quarters of 1996. In the opinion of management, it is important to note the improvement in business operations in the second quarter relative to the first quarter. Management believes this improvement is reflective of the restructuring activities underway since January 1996 to expand the Company's marketing and sales program after the expiration of the IBM contract. Most notably, One Up revenues increased approximately 35% to $621,641 for the second quarter compared to $459,974 for the first quarter of 1996.

Management believes that the increase in net loss to $852,650 during the second quarter, compared to only $547,820 for the first quarter of 1996, was in part due to the lack of sales as a result of a longer than anticipated hiring and training process required to field a marketing and sales staff capable of successfully selling its migration services to large corporate clients. Also, the Company determined that a more extended sales cycle of four to six months would be required to close a typical large-scale migration contract, rather than the two to three months originally forecast. Another factor was increased labor-related costs and expenses as migration and sales staffing were increased to support the Company's new business strategy. In addition, management was occupied for most of the second quarter with the necessary activities required to qualify the Company's common stock to be traded publicly beginning on June 14, 1996, and the additional responsibilities of being a public company. Accordingly, management believes it is important to note that the extraordinary fees and expenses related to the reverse merger in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

February and becoming a public company will not recur or continue to be a drain on the Company during the remainder of 1996.

Although the Company experienced a significant increase in net loss for the second quarter of 1996, management believes that, based on (1) market demand for conversion services, especially in the area of OS/2 to WindowsNT migration,
(2) implementation of a focused sales strategy and model, and (3) increasing average contract sizes, revenues will continue to increase throughout the remainder of 1996, although no assurances can be given regarding such increase. In order to minimize expenses, the Company instituted a comprehensive cost control program early in the third quarter of 1996. It is expected that this cost control program coupled with the anticipated growth in revenues will contribute to improved earnings for the last half of 1996, although no assurances can be given regarding such improvement.

Comparison of the Three Months Ended June 30, 1996 and 1995

Revenues

During the three months ended June 30, 1996, One Up revenues decreased to $621,641 compared to $3,740,926 in the three months ended June 30, 1995, primarily due to the lack of revenues from the non-compete agreement with IBM and the IBM Area-10 contract, which expired in December and May of 1995, respectively.

Operating Expenses

One Up's total operating expenses increased approximately 32% to $1,983,663 for the three months ended June 30, 1996, compared to $1,505,815 for the three months ended June 30, 1995. As a percentage of revenues, total operating expenses increased to 319% for the second quarter of 1996, compared to only 40% for the second quarter of 1995, primarily due to the lack of revenues from the non-compete agreement with IBM and the IBM Area-10 contract, which expired in December and May of 1995, respectively.

Labor costs, including benefits and insurance, decreased by approximately 4% to $988,952 compared to $1,031,998, respectively for the three months ended June 30, 1996 and 1995, primarily due to a decrease in the staffing level after expiration of the IBM Area-10 contract. General and administrative expenses increased to $264,622 from $169,652, primarily due to increased expenditures for computer-related expenses (related to hardware and software enhancements), employment fees (related to recruiting costs for several key positions) and utilities (related to the new office facilities). Advertising, marketing and product costs decreased to $46,691 from $97,686, primarily due to the expiration of a two-year contract with IBM to provide technical and marketing support for IBM's Area-10 program. Travel increased to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

$205,770 from $91,953, resulting primarily from increased sales calls being made as the Company implemented its new business strategy. Rent expense increased to $109,022 for the second quarter of 1996, compared to $44,880 in the second quarter of 1995, primarily due to moving the Company's principal offices to a larger facility in June of 1995. This relocation was prompted as the lease for the Company's prior facility expired, with new lease rates due to increase over 75% from $9.00 to $16.00 per square foot. The Company's choice for its new location offered a better facility for its business purposes at a lower lease rate per square foot, along with the increased space which will support the additional staffing required for the Company's changing business strategy and anticipated growth. Depreciation and amortization increased to $73,538 in the three months ended June 30, 1996, compared to $44,560 in the three months ended June 30, 1995, attributable to expenditures in excess of $900,000 for leasehold improvements, new furniture purchases and computer and other equipment purchased during the second quarter of 1995 (all related to the new office facilities). Legal and professional fees decreased to $23,451 in the three months ended June 30, 1996, compared to $25,086 in the three months ended June 30, 1995. Merger, acquisition and consulting expenses totaling $271,617 (which relate to expenses incurred as a result of the reverse merger in February and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) amounted to approximately 14% of total operating expenses for the second quarter of 1996.

Income Taxes

The Company recorded an income tax benefit of $490,943 for the three months ended June 30, 1996. This represents the amount of tax that can be recaptured for previous income taxes paid based on a net operating loss carryforward of approximately $1,570,000 for the three months ended June 30, 1996. Any such recapture would only be realized should the Company post a net operating loss for the year of 1996.

Comparison of the Six Months Ended June 30, 1996 and 1995

Revenues

During the six months ended June 30, 1996, One Up revenues were $1,081,615 compared to $7,942,203 in the six months ended June 30, 1995, primarily due to the lack of revenues from the non-compete agreement with IBM and the IBM Area-10 contract, which expired in December and May of 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

Operating Expenses

One Up's total operating expenses increased approximately 21% to $3,268,786 for the six months ended June 30, 1996, compared to $2,708,866 for the six months ended June 30, 1995. As a percentage of revenues, total operating expenses increased to 302% for the first half of 1996, compared to only 34% for the first half of 1995, primarily due to the lack of revenues from the non-compete agreement with IBM and the IBM Area-10 contract, which expired in December and May of 1995, respectively.

Labor costs, including benefits and insurance, decreased by approximately 10% to $1,746,490 compared to $1,933,923, respectively for the six months ended June 30, 1996 and 1995, primarily due to a decrease in the staffing level after expiration of the IBM Area-10 contract. General and administrative expenses increased to $331,559 from $268,541, primarily due to employment fees (related to recruiting costs for several key positions) and utilities (related to the new office facilities). Advertising, marketing and product costs decreased to $53,725 from $149,046, primarily due to the expiration of a two-year contract with IBM to provide technical and marketing support for IBM's Area-10 program. Travel increased to $264,810 from $133,670, resulting primarily from increased sales calls being made as the Company implemented its new business strategy. Rent expense increased to $196,852 for the first half of 1996, compared to $92,780 in the first half of 1995, primarily due to moving the Company's principal offices to a larger facility in June of 1995. This relocation was prompted as the lease for the Company's prior facility expired, with new lease rates due to increase over 75% from $9.00 to $16.00 per square foot. The Company's choice for its new location offered a better facility for its business purposes at a lower lease rate per square foot, along with the increased space which will support the additional staffing required for the Company's changing business strategy and anticipated growth. Depreciation and amortization increased to $144,723 in the six months ended June 30, 1996, compared to $87,160 in the six months ended June 30, 1995, attributable to expenditures in excess of $900,000 for leasehold improvements, new furniture purchases and computer and other equipment purchased during the second quarter of 1995 (all related to the new office facilities). Legal and professional fees increased to $144,013 in the six months ended June 30, 1996, compared to $43,746 in the six months ended June 30, 1995, primarily due to fees and expenses incurred in connection with the final resolution of the employment agreement with a former employee. Merger, acquisition and consulting expenses totaling $386,614 (which relate to expenses incurred as a result of the reverse merger in February and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) amounted to approximately 12% of total operating expenses for the first half of 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

Income Taxes

The Company recorded an income tax benefit of $747,551 for the six months ended June 30, 1996. This represents the amount of tax that can be recaptured for previous income taxes paid based on a net operating loss carryforward of approximately $2,100,000 for the six months ended June 30, 1996. Any such recapture would only be realized should the Company post a net operating loss for the year of 1996.

Comparison of 2nd Quarter 1996 to 1st Quarter 1996

Revenues

During the second quarter of 1996, One Up revenues increased approximately 35% to $621,641 compared to $459,974 for the first quarter of 1996.

Operating Expenses

One Up's total operating expenses increased approximately 54% to $1,983,663 during the second quarter of 1996, compared to $1,285,123 for the first quarter of 1996. As a percentage of revenues, total operating expenses increased to 319% for the second quarter of 1996, compared to 279% for the first quarter of 1996.

Labor costs, including benefits and insurance, increased by approximately 31% to $988,952 compared to $757,538, respectively for the second and first quarters of 1996, primarily due to increased staffing in migration support, as well as the addition of sales and upper management personnel. General and administrative expenses increased to $264,622 from $66,937, primarily due to increased expenditures for computer-related expenses (related to hardware and software enhancements) and employment fees (related to recruiting costs for several key positions). Advertising, marketing and product costs increased to $46,691 from $7,034, primarily due to increased expenditures in the area of public relations. Travel increased to $205,770 from $59,040, resulting primarily from increased sales calls being made as the Company continued to carry out its new business strategy. Rent expense increased to $109,022 from $87,830, primarily due to the additional expenditures for temporary living quarters for key management personnel and for the short-term lease of office space for an off-site sales force. Depreciation and amortization remained relatively flat at $73,538 and $71,185, respectively. Legal and professional fees decreased to $23,451 from $120,562, primarily due to fees and expenses incurred during March in connection with the final resolution of the employment agreement with a former employee. Merger, acquisition and consulting expenses increased approximately 136% to $271,617 from only $114,997 for the second and first quarters of 1996, respectively, due to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

the extraordinary fees and expenses related to the reverse merger and the new offering of stock to the public market.

Income Taxes

The Company recorded an income tax benefit of $490,943 for the second quarter and $256,608 for the first quarter of 1996. This represents the amount of tax that can be recaptured for previous taxes paid based on a net operating loss carryforward of approximately $2,100,000 ($1,570,000 generated in the second quarter and $530,000 generated in the first quarter) for the six months ended June 30, 1996, and would only be realized should the loss be carried forward to the end of the year.

Liquidity and Capital Resources

Net cash used by operating activities was $1,230,280 for the six months ended June 30, 1996, which resulted primarily from the operating loss. This compares to net cash provided by operating activities of $4,028,222, for the six months ended June 30, 1995, attributable primarily to net income. At June 30, 1996, the Company had net working capital of $280,028, a decrease of $305,725 for the six months, then ended.

At June 30, 1996, the Company had a total of $250,634 in outstanding accounts receivable ($107,765 billed and $142,869 unbilled), all of which is considered fully collectible.

At June 30, 1996, the Company had no bank financing or other debt obligations outstanding, other than the $7,576 note payable related to vehicle financing which is due to be fully repaid in February 1997.

At June 30, 1996, the Company owed $539,418 for income taxes related to 1995 operations which was due March 15, 1996, and is presently past due. The Company has not paid this expense, nor has it accrued any interest or penalties related to this expense, due to anticipating a net operating loss for the year ended December 31, 1996, which will be carried back to generate a refund receivable for prior taxes paid and utilized to offset the 1995 tax liability.

During the three months ended June 30, 1996, the Company funded its operations primarily from the collection of $366,750 in connection with the issuance of common stock, from the receipt of a $109,365 rebate from its lessor for leasehold improvements, from the collection of accounts receivable outstanding and the receipt of sales revenues (of $609,245), and from the increase in trade accounts payable (of $201,316) and accrued expenses (of $20,786).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                  2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

Currently, the Company is experiencing serious cash flow difficulties which could present a going concern problem if it is not rectified in the short term. One Up intends to continue funding its operating activities through the issuance of stock, through the collection of outstanding accounts receivable, and through the receipt of customer deposits as large- scale migration contracts are closed. One Up is actively working with trade creditors to postpone the payment of accounts payable, or offset a portion of certain payables by issuing stock to a select group of trade creditors, and has obtained short-term loans from officer/shareholders. Also, in an effort to minimize expenses, the Company instituted a comprehensive cost control program early in the third quarter of 1996, which included reducing the annual salaries of the president and two other employees from a combined total of over $395,000 to only $36,000 for the remainder of 1996. In addition, One Up is actively discussing and negotiating with various outside sources for bank financing, private placement, venture capital, investment capital and other financing alternatives. There is no assurance from any entity that, if the Company seeks additional financing from any of these sources, such financing would be available upon acceptable terms, if at all.

Projections

This Form 10-QSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Among the key factors that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are that the Company will be unable to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms, the risk that the Company will be unable to effectively penetrate the large corporate market for migration services, and risk of unfavorable changes in economic and industry conditions, as well as changes in regulatory requirements. The Company has also made certain assumptions relating to the outcome of various commercial, price and incentive items relating to its operations and the industry generally. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the factors described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                 2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

The Company currently has a contract backlog of approximately $850,000 for the third quarter of 1996 and $850,000 for the fourth quarter of 1996, which includes provisions for contract incentives of approximately $800,000. The Company estimates that it will post revenues of approximately $890,000 for the third quarter of 1996, which represents an increase of over $268,000 (or more than 43%) from the second quarter of 1996 and an increase of over $430,000 (or more than 93%) from the first quarter of 1996. For the fourth quarter of 1996, the Company anticipates to continue this trend, estimating revenues for the fourth quarter will exceed $900,000. These revenue estimates for the third and fourth quarters of 1996 are based only on current business for which contracts have already been executed and the sale is closed.

Included in the aforementioned backlog are several contracts for the initial sizing and analysis phase projects, which will result in formal proposals being tendered. These proposals represent potential large-scale migration efforts exceeding $9,000,000. Additionally, the aggregate value of all opportunities currently being pursued through the Company's new sales strategy and process currently exceeds $15,000,000.

While the Company is aggressively pursuing this sales potential, there is no guarantee that any of these opportunities will result in a closed/booked sale.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 (11)     A Statement of Computations of Per Share Earnings


                                                           Three Months Ended            Six Months Ended
                                                           1996         1995           1996            1995
                                                    ----------------------------------------------------------
 Net earnings (loss)                                $   (852,650)    $ 1,584,165   $(1,400,470)    $ 3,562,035
                                                    ==========================================================

 Weighted average number of common
   shares outstanding during the period               17,321,777     12,997,781      15,618,095     12,997,781


 Net effect of conversion of convertible
   preferred shares outstanding during the period              -        37,019                -         37,019
                                                    ----------------------------------------------------------


 Shares used for computation                           17,321,777     13,034,800     15,618,095     13,034,800
                                                    ==========================================================


 Net earnings (loss) per common share                $     (0.05)   $       0.12   $      (0.09)   $      0.27
                                                    ==========================================================





Note:  Fully diluted and Primary Calculation are the same.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K

         (I) Form 8-K Current Report dated June 4, 1996, changing registrant's certifying accountant.

         (II) Form 8-K-A Amendment to Current Report dated June 18, 1996, pertaining to change in registrant's certifying accountant.

                                   SIGNATURES

         Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 ONE UP CORPORATION
                                                   (Registrant)




                                        BY: /s/ RICHARD G.DEWS, PRESIDENT
                                           ---------------------------------
                                              Richard G. Dews, President


Dated: October 28, 1996
      ------------------

                                EXHIBIT INDEX



EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule
