Form 10QSB/A
period 1996-06-30
ONE UP CORP
filed 1996-10-30
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               Amendment No. 1 to

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

A press release regarding projections of the Company's bookings and revenues was released by a prior director and financial advisor of the Company in July 1996. When management of the Company learned of such projections in the day following such release, it attempted to retrieve those copies of the release that had not already been published. The Company's financial picture, as reflected in the Quarterly Report, is substantially different than that set forth in the release.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                  2ND QUARTER ENDED JUNE 30, 1996 (CONTINUED)

Currently, the Company is experiencing very serious cash flow difficulties which could present a going concern problem if it is not rectified in the short term. One Up intends to continue funding its operating activities through the issuance of stock, through the collection of outstanding accounts receivable, and through the receipt of customer deposits as large- scale migration contracts are closed. One Up is actively working with trade creditors to postpone the payment of accounts payable, or offset a portion of certain payables by issuing stock to a select group of trade creditors, and has obtained short-term loans from officer/shareholders. Also, in an effort to minimize expenses, the Company instituted a comprehensive cost control program early in the third quarter of 1996, which included reducing the annual salaries of the president and two other employees from a combined total of over $395,000 to only $36,000 for the remainder of 1996. In addition, One Up is actively discussing and negotiating with various outside sources for bank financing, private placement, venture capital, investment capital and other financing alternatives. There is no assurance from any entity that, if the Company seeks additional financing from any of these sources, such financing would be available upon acceptable terms, if at all.

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
