Form 10QSB
period 1996-09-30
ONE UP CORP
filed 1996-11-15
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1996, the issuer had 17,130,845 shares of common stock, no par value, outstanding.

                                     INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets at September 30, 1996, and December 31, 1995

         Statements of Operations for the three months and nine months ended September 30, 1996 and 1995

         Statements of Cash Flows for the nine months ended
                September 30, 1996 and 1995

         Notes to Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Overview: Background and Sales Strategy

         Offering of Convertible Debt Securities

         Results of Operations:
                Comparison of the Three Months Ended September 30, 1996 and 1995 Comparison of the Nine Months Ended September 30, 1996 and 1995 Comparison of the 3rd, 2nd and 1st Quarters of 1996

         Liquidity and Capital Resources

         Projections


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 (11)     A Statement of Computations of Per Share Earnings


SIGNATURES

                               ONE UP CORPORATION
                          Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995


                                                                               (Unaudited)      (Audited)
                        ASSETS                                                  09/30/96         12/31/95
                                                                              ----------------------------
CURRENT ASSETS
  Cash                                                                        $    38,139      $   713,421
  Accounts receivable - billed, net of allowance for
    doubtful accounts of $0 and $85,000, respectively                             579,466          491,819
  Accounts receivable - unbilled                                                  133,695               -
  Shareholder advance                                                               2,754          345,035
  Income tax refund receivable                                                  1,011,272                -
  Prepaid consulting fees                                                         270,000                -
  Other current assets                                                              3,445           14,984
                                                                              ----------------------------
     Total current assets                                                       2,038,771        1,565,259

PROPERTY AND EQUIPMENT, NET                                                       933,899        1,174,609

OTHER ASSETS
  Shareholder advance, net of current portion                                           -          690,072
  Other assets                                                                      4,091           38,098
                                                                              ----------------------------
     Total other assets                                                             4,091          728,170
                                                                              ----------------------------
     Total Assets                                                             $ 2,976,761      $ 3,468,038
                                                                              ============================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                               $   104,876      $    10,932
  Accounts payable                                                                989,528          176,685
  Accrued expenses                                                                215,211           79,388
  Shareholder advances                                                             72,000                -
  Current income taxes payable                                                    540,482          603,214
  Deferred income taxes, net                                                       73,438          109,287
                                                                              ----------------------------
     Total current liabilities                                                  1,995,535          979,506

LONG-TERM LIABILITIES
  Long-term portion of note payable                                                     -            1,872
  Deferred income taxes                                                            22,595           18,269
  Other liabilities                                                                     -            1,840
                                                                              ----------------------------
     Total long-term liabilities                                                   22,595           21,981

MINORITY INTEREST                                                                   7,357            5,671

COMMITMENTS                                                                             -                -

STOCKHOLDERS' EQUITY
  Common stock; no par value; 200,000,000 shares authorized;
   17,985,748 and 13,034,800 shares issued of which
   854,903 are held in treasury                                                 1,052,845          144,220
  Additional paid-in capital                                                      712,185           77,936
  Treasury stock, at cost                                                      (1,068,629)               -
  Retained earnings                                                               254,873        2,238,724
                                                                              ----------------------------
     Total stockholders' equity                                                   951,274        2,460,880
                                                                              ----------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 2,976,761      $ 3,468,038
                                                                              ============================



             The accompanying notes are an integral part of these
                            financial statements.

                               ONE UP CORPORATION
                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)


                                                         Three Months Ended            Nine Months Ended
                                                         1996          1995           1996           1995
                                                      -------------------------------------------------------
REVENUES                                              $  942,434     $ 665,794    $ 2,024,049    $ 8,607,997

COSTS AND EXPENSES
  Salaries and benefits                                  777,852       721,852      2,214,276      2,269,159
  General and administrative                             167,870       104,320        499,429        372,861
  Advertising and marketing                               16,671         4,863         69,368        142,467
  Product costs                                              568         2,003          1,596         13,445
  Travel                                                 147,903        59,753        412,713        193,423
  Contract labor                                         317,039       231,402        619,990        513,894
  Rent                                                    96,265       139,912        293,117        232,692
  Depreciation and amortization                           75,495        40,074        220,218        127,234
  Insurance                                                4,509        45,193         11,624        149,317
  Legal and professional fees                             35,828         8,418        179,841         52,164
  Merger, acquisition and consulting expenses            152,847             -        539,461              -
                                                      ------------------------------------------------------
     Total operating expenses                          1,792,847     1,357,790      5,061,633      4,066,656
                                                      ------------------------------------------------------
  Income (loss) from operations                         (850,413)     (691,996)    (3,037,584)     4,541,341

 OTHER INCOME (EXPENSE)
  Interest income                                            451        41,515         40,411         86,967
  Interest expense                                       (30,293)          452        (30,625)          (328)
  Sublease income                                              -         8,354              -         28,160
  Other income                                                 -           200              -         15,970
  Royalty fees                                                 -             -              -        (25,000)
                                                      ------------------------------------------------------
     Total other income (expense)                        (29,842)       50,521          9,786        105,769

  Minority interest in income of
    consolidated subsidiary                               (1,208)       (7,070)        (1,686)        (5,844)
                                                      ------------------------------------------------------

  Income (loss) before income taxes                     (881,463)     (648,545)    (3,029,484)     4,641,266

  Income taxes
    Current income tax expense (benefit)                (292,400)     (151,179)    (1,014,110)     1,576,597
    Deferred income tax benefit                           (5,682)            -        (31,523)             -
                                                      ------------------------------------------------------
                                                        (298,082)     (151,179)    (1,045,633)     1,576,597
                                                      ------------------------------------------------------
  Net income (loss)                                   $ (583,381)   $ (497,366)   $(1,983,851)   $ 3,064,669
                                                      ======================================================

 Net income (loss) per common share                   $    (0.03)   $    (0.04)   $     (0.12)   $      0.23
                                                      ======================================================
 Weighted average common shares and common
   equivalents outstanding                            17,130,845    13,034,800     16,126,025     13,034,800
                                                      ======================================================


      The accompanying notes are an integral part of these financial statements.

                               ONE UP CORPORATION
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)


                                                                                   1996             1995
                                                                                ----------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $(1,983,851)     $ 3,064,669
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
   Depreciation and amortization                                                    220,218          127,234
   Minority interest                                                                  1,686            5,844
   Stock compensation expense                                                        67,000                -
   Merger, acquisition and consulting expenses                                      297,250                -
   Deferred income tax expense (benefit)                                            (31,523)               -
   Change in assets and liabilities:
    Increase in accounts receivable                                                 (87,647)        (419,689)
    Increase in unbilled revenue                                                   (133,695)               -
    Increase in shareholder advance                                                 (33,522)      (1,011,143)
    Increase in income tax refund receivable                                     (1,011,272)               -
    (Increase) decrease in other current assets                                      11,539           (5,421)
    Decrease in other assets                                                         25,000                -
    Increase (decrease) in accounts payable                                         812,843         (160,453)
    Increase in accrued expenses                                                    135,822            4,997
    Increase (decrease) in income taxes payable                                     (62,732)       1,070,966
    Increase in customer deposits                                                         -            4,177
    Increase (decrease) in other liabilities                                         (4,594)           1,998
                                                                                ----------------------------
  Total adjustments                                                                 206,373         (381,490)
                                                                                ----------------------------
    Net cash provided (used) by operating activities                             (1,771,197)       2,683,179

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                               (79,866)      (1,018,728)
  Rebate from lessor for leasehold improvements                                     109,365                -
                                                                                ----------------------------
    Net cash provided (used) in investing activities                                 29,499       (1,018,728)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            908,625                -
  Proceeds from note payable and shareholder advances                               172,000                -
  Repayment of notes payable                                                         (7,928)          (7,441)
                                                                                ----------------------------
    Net cash provided (used) in financing activities                              1,072,697           (7,441)
                                                                                ----------------------------
    Net increase (decrease) in cash                                                (675,282)       1,657,010

 Cash - beginning                                                                   713,421          464,036
                                                                                ----------------------------
 Cash - ending                                                                  $    38,139      $ 2,121,046
                                                                                ============================

 SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                 $     1,303      $       328
                                                                                ============================
  Income taxes paid                                                             $    59,894      $   488,245
                                                                                ============================
 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Settlement of shareholder advances through purchase of treasury stock         $ 1,068,629      $         -
                                                                                ============================



   The accompanying notes are an integral part of these financial statements.

                               ONE UP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by One Up Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 1996, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements (both for New York Acquisitions, Inc. and for One Up Corporation) for the period ended December 31, 1995, including the accompanying notes. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.


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

                               ONE UP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               September 30, 1996
                                  (Unaudited)


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Per Share

Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents during 1995 consisted of convertible preferred stock.


NOTE 4. PREPAID EXPENSES

Prior to July 1, 1996, the Company entered into various consulting agreements which included the issuance of common shares. The value of each consulting agreement is being amortized over the life of the individual contract. During the three months ended September 30, 1996, $116,938 was amortized, resulting in a remaining balance of prepaid consulting fees of $270,000.


NOTE 5. INCOME TAXES

Deferred tax assets and liabilities at September 30, 1996, and December 31, 1995, consist of the following:

                                                             09/30/96                  12/31/95
                                                            ----------                 ---------
Current deferred tax asset                                   $   1,498                 $  28,900
Current deferred tax liability                                 (74,936)                 (138,187)
                                                             ---------                 ---------
Net current deferred tax asset                               $ (73,438)                $(109,287)
                                                             =========                 =========

Noncurrent deferred tax asset                                $     -                   $      -
Noncurrent deferred tax liability                              (22,595)                  (18,269)
                                                             ---------                 ---------
Net noncurrent deferred tax liability                        $ (22,595)                $ (18,269)
                                                             =========                 =========

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

                               ONE UP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               September 30, 1996
                                  (Unaudited)


NOTE 5. INCOME TAXES (Continued)

At September 30, 1996, the Company owed $539,418 for income taxes, related to 1995 operations, which were due March 15, 1996, and are presently past due. The Company has not paid this expense, nor has it accrued any interest or penalties related to this expense, due to anticipating a net operating loss for the year ended December 31, 1996, which will be carried back to generate a refund receivable for prior taxes paid (or owed) and be utilized to offset the 1995 tax liability.

As of September 30, 1996, the Company has recorded an income tax refund receivable of $1,011,272 relating to a net operating loss, generated during the first nine months of 1996, of approximately $3,000,000, which could be utilized by carrying back to prior periods or be offset against future taxable income. Any net operating loss carryforward generated for the year ended December 31, 1996, will expire in 2011.


NOTE 6. COMPENSATION AND TREASURY STOCK

The employment agreement with the Company's President/CEO/majority shareholder, which, among other provisions, calls for annual compensation of $600,000 from January 1, 1996 to December 31, 1998, has been set aside and is currently being renegotiated. For the first nine months of 1996, the President has agreed to waive the annual compensation as called for in the agreement and to accept as compensation that which has already been received.


NOTE 7. STOCKHOLDERS EQUITY AND STOCK OPTIONS

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

                               ONE UP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               September 30, 1996
                                  (Unaudited)


NOTE 7. STOCKHOLDERS EQUITY AND STOCK OPTIONS (Continued)

During the third quarter of 1996, employees contributed $11,626 towards the purchase of 8,455 shares of the Company's common stock. Certificates for these shares are scheduled to be issued by November 15, 1996.

Effective July 9, 1996, the Company entered into a consulting agreement whereby in exchange for public relations services the Company will issue, at dates yet to be determined, common shares valued at $185,000 based on the closing bid price at the date of issue. At September 30, 1996, no shares had been issued as a result of this agreement.

Effective July 31, 1996, the Company entered into an agreement with one of its key employees whereby the employee has the option, expiring December 31, 1996, to purchase 50,000 shares of restricted common stock at a per share price of $2.00. Any shares issued as a result of the exercise of this option will be registered either in a secondary offering or by March 31, 1997, whichever occurs first. At September 30, 1996, no shares had been issued as a result of this agreement.


NOTE 8. SUBSEQUENT EVENTS

On October 30, 1996, the Company entered into a Regulation S Offering
Memorandum (the "Offering"). The Offering provides for up to $1,500,000 (plus a 15% over allotment allowance) aggregate principal amount of Convertible Subordinated Debentures (the "Debentures"). Each Debenture is convertible, at the option of the holder, at any time after 40 days following the issuance of such Debenture, and prior to maturity, into shares of the Company's common stock at a conversion price of 50% of the five day average closing bid price per share. The Offering shall terminate on November 15, 1996, unless extended for a period of up to 45 days. The Debentures are being offered by the Placement Agent on a "best efforts" basis. Once subscriptions in a minimum amount of $100,000 are received, the Company may begin to accept subscriptions and issue debentures from time to time, until the offering termination date. As of November 13, 1996, the Offering has yielded net proceeds to the Company of $217,500. However, the ultimate success of the Offering being fully funded is not determinable at this time.

On the final closing date of the Offering, the Company will issue to the Placement Agent a five year warrant to purchase up to the number of shares of the Company's common stock into which a Debenture in the amount of 10% of the aggregate principal amount of the Debentures sold would be convertible.

On November 12, 1996, the Company entered into a financial consulting agreement (the "Agreement") with the Placement Agent. The Agreement provides for a monthly fee of $10,000 to be paid by the Company to the Placement Agent for a duration of 24 months for financial consulting services to be provided by the Placement Agent, unless the Agreement is terminated under terms stipulated in the Agreement. The Agreement also provides that the Company shall grant to the Placement Agent warrants exercisable during a period of five years from November 12, 1996, to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00 per share. In addition, the Agreement provides that the Placement Agent shall have the right of first refusal to act as the Company's exclusive managing underwriter or placement agent in any offering of securities without the assistance of any underwriter or placement agent.

As a condition to the Placement Agent entering into the Agreement, on November 12, 1966, Richard G. Dews, the Company and an outside investment group (the "Group") entered into an option agreement (the "Option Agreement") whereby Richard G. Dews has granted to the Group the option to purchase up to 6,000,000 shares of the Company's common stock owned by Mr. Dews. The option shall vest and terminate in increments over time such that the option to purchase between 1,000,000 and up to 4,000,000 shares of common stock shall be exercisable at any given time during the term of the Option Agreement. The termination date of the Option Agreement is September 30, 1998, unless extended under terms stipulated in the Option Agreement. The Option Agreement provides that the Company shall file a shelf registration statement with the SEC within 45 days of November 12, 1996, in order to register the 6,000,000 shares underlying the option.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                      3RD QUARTER ENDED SEPTEMBER 30, 1996

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

The Company first conducted IBM Migration Workshops ("workshops") in August 1992. The workshops program was an operation created by IBM in its OS/2 Development Lab located in Boca Raton, Florida. The intent of the workshop was to simultaneously offer IBM customers OS/2 programming education and platform migration assistance (consulting). The week-long workshops were intense migration "boot camps" which focused on educating software developers as to the techniques required to manage multi-person-year migration efforts. By November 1992, the Company had become the lead provider of workshops for IBM, and, shortly thereafter, became IBM's sole source for the workshops operation.

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

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

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

During the first nine months of 1996, the Company launched a services-based business model with a highly-evolved, revolutionary technology and methodology. 1996 also marked the birth of the Company's marketing and migration operations infrastructure, constituting a learning, evolutionary process of applying Company staff plans and abilities, market perceptions and offerings to an "unprepared" marketplace. The Conversion Factory has been formalized, documented and staffed - the latter actually increasing the size of the Company by more than fifty percent since January 1996.

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

Sales Strategy

The Company's sales staff and sales model have undergone extensive evolution during the first nine months of 1996. While the perception of the magnitude of the marketplace has not changed,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

the role that the Company must play in customer migration project business case development has changed radically. Early in the year, a smorgasbord of migration services was offered to low-level technical customer contacts. Customer leadership over migration project decisions typically had little experience or expertise in business case development, migration methodology, migration technology and target platform particulars. While the Company was able to demonstrate its capabilities to a knowledgeable and enthusiastic technical audience, or to third party vendor channels, it struggled with selling to the decision maker.

Based on the experiences gained during the first nine months of 1996, the Company now positions itself early in the migration project cycle, specifically in the business case development for customer migration projects, as a lead, co-lead or key influencer. This change in sales approach has streamlined the sales qualification process and increased the sales closing ratio. Recently the Company has proven that with its staff, methodology and technology, it may know the customer's source code environment better than the customer itself within as little as thirty days. Furthermore, the Company has proven that it can extend the ability of its point-to-point services offerings to include new technologies or platforms in ninety days or less. To summarize, business case development for migration projects should consider the following:

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

Management believes the Company currently offers one of the most efficient and effective solutions covering the above two sections of analyzing and performing migration project business cases. The Company is now employing the sales model and sales and consulting staff needed to apply the above to existing and new prospects. The updated sales model has been

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

successful in guiding Fortune 500 customers through the analysis phase of multi-million dollar projects. The Company has retained Fleishman-Hillard, a leading international public relations firm, to assist with professional dissemination of the new sales model and manage its marketing message. During the fourth quarter of 1996, the Company will continue to refine and update the sales model.

Offering of Convertible Debt Securities

The Company prepared a Confidential Regulation S Offering Memorandum on October 30, 1996, in connection with an offering of up to $1,500,000 aggregate principal amount of Convertible Subordinated Debentures (the "Debentures") (or up to $1,725,000 aggregate principal amount of Debentures if the Placement Agent exercised its over allotment option to place more Debentures). The Debentures are being offered in an "offshore transaction," as defined in Regulation S promulgated pursuant to the United States Securities Act of 1933, as amended, only to a limited number of prospective purchasers who are not "U.S. Persons," as defined in Regulation S. Each of the Debentures is convertible, at the option of the holder thereof, at any time after 40 days following the issuance of such Debenture, and prior to maturity, into shares of the Company's common stock, no par value, at a specified conversion price.

To date, proceeds in the amount of $217,500, net of Placement Agent commissions and expenses, have been received by the Company. The offering of Debentures will terminate upon the earlier of the Company's acceptance of subscriptions for all $1,500,000 aggregate principal amount (or $1,725,000 aggregate principal amount if the over allotment option is exercised in full) of such Debentures or on November 15, 1996, unless extended for up to 45 additional days by the mutual written agreement of the Company and the Placement Agent or terminated earlier, at any time, by the mutual written agreement of the Company and the Placement Agent. The Company and the Placement Agent currently intend to extend the Offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

The Company has appointed an exclusive agent (the "Placement Agent") as its exclusive agent to offer and sell to qualified investors the Debentures on a "best efforts" basis pursuant to the terms of the placement agent agreement entered into by the Company and the Placement Agent.

On the final closing date of the Offering, the Company will issue to the Placement Agent a five year warrant to purchase up to the number of shares of Common Stock into which a Debenture in the amount of 10% of the aggregate principal amount of the Debentures sold would be convertible.

On November 12, 1996, the Company entered into a financial consulting agreement ("Financial Consulting Agreement") with the Placement Agent. The Financial Consulting Agreement provides that the Company shall pay the Placement Agent a fee equal to $10,000 per month and the Placement Agent will provide financial consulting services to the Company during a term of 24 months or (i) until such time as an investment banking firm enters into an agreement with the Company to effect an offering resulting in gross proceeds to the Company of $12,000,000 or more or (ii) after December 31, 1996, upon the payment by the Company to the Placement Agent of the aggregate amount of $300,000. The Financial Consulting Agreement provides that the Company shall grant to the Placement Agent warrants exercisable during a period of five years from November 12, 1996, to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $1.00 per share. The Financial Consulting Agreement also provides that the Placement Agent shall have the right of first refusal to act as the Company's exclusive managing underwriter or placement agent, as the case may be, in any offering of securities without the assistance of any underwriter or placement agent. The Financial Consulting Agreement provides that the Placement Agent shall have the right to nominate one member to the slate of nominees to the Board of Directors to be voted on by the shareholders of the Company at the next meeting of shareholders, and the majority shareholder of the Company has agreed to vote in favor of the election of the Placement Agent's nominee to the Board of Directors of the Company.

As a condition to the Placement Agent entering into the Placement Agent Agreement, on November 12, 1996, Richard G. Dews, the Company and an outside investment group (the "Group") have entered into an option agreement (the "Option Agreement") pursuant to which Richard G. Dews has granted to the Group the option to purchase up to 6,000,000 shares of Common Stock owned by Mr. Dews. The option shall vest and terminate in increments over time such that the option to purchase between 1,000,000 and up to 4,000,000 shares of Common Stock shall be exercisable at any given time during the term of the Option Agreement. The

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

termination date of the Option Agreement is September 30, 1998, but the term of the Option Agreement could be extended in certain circumstances.

The Option Agreement provides that with respect to the unexercised portion of the option, the Group shall have the right to vote 50% of all of the shares of Common Stock underlying the unexercised but not yet terminated portion of the option whether or not such shares are vested and neither Mr. Dews nor the Group shall vote the remaining 50% of the shares of Common Stock underlying the option.

The Option Agreement provides that the Company shall file a shelf registration statement with the SEC within 45 days of November 12, 1996, in order to register the 6,000,000 shares underlying the option and shall use its best efforts to cause such shelf registration statement to be declared effective.

As a result of entering into the Option Agreement, Richard G. Dews no longer controls the voting of more than 50% of the Company's Common Stock.

Results of Operations

The following discussion of the financial condition and results of operations of One Up should be read in conjunction with the unaudited consolidated financial statements of One Up included elsewhere herein.

Management believes that, due to the change in the Company's business strategy subsequent to the expiration of the non-compete agreement with IBM (which provided IBM with the exclusive marketing rights to SMART), it is difficult to analyze the comparison of the results of operations for the third quarters ended September 30, 1996 and 1995, and for the nine months ended September 30, 1996 and 1995. During the first nine months of 1995, revenues posted by the Company consisted almost entirely of amounts due under the non-compete agreement with IBM (which expired on December 31, 1995) and from amounts due under the IBM Area-10 contract (which expired on May 31, 1995). With the expiration of these contracts, the Company's revenues no longer reflect the substantial licensing and support fees received from IBM but rather are generated from sales as the Company offers its conversion services to the general public.

Therefore, following the discussion comparing results of operations for the third quarters ended September 30, 1996 and 1995, and for the nine months ended September 30, 1996 and 1995, management has included a discussion comparing the third, second and first quarters of 1996. In the opinion of management, it is important to note the improvement in business operations in the third quarter relative to the second and first quarters. Management believes this improvement is

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

reflective of the restructuring activities underway since January 1996 to expand the Company's marketing and sales program after the expiration of the IBM contracts. Most notably, One Up posted revenues for the third quarter of $942,434, an increase of approximately 52% over the second quarter and an increase of approximately 105% over the first quarter of 1996. Also, the net loss realized during the third quarter of $583,381 decreased by approximately 32% as compared to the second quarter of 1996.

Management believes that the net losses which continue to be generated by the Company are due in part to (1) the lack of sales as a result of a longer than anticipated hiring and training process required to field a marketing and sales staff capable of successfully selling its migration services to large corporate clients, (2) a more extended sales cycle of four to six months required to close a typical large-scale migration contract, rather than the two to three months originally forecast, (3) increased labor-related costs and expenses as migration and sales staffing were increased to support the Company's new business strategy, and (4) the fact that management was occupied for most of the second and first quarters with the necessary activities required to qualify the Company's common stock to be traded publicly beginning on June 14, 1996, and the additional responsibilities of being a public company.

Management believes that, based on (1) market demand for conversion services, especially in the area of OS/2 to WindowsNT migration, (2) implementation of a focused sales strategy and model, and (3) increasing average contract sizes, revenues will continue to increase throughout the remainder of 1996, although no assurances can be given regarding such increase. In order to minimize expenses, the Company instituted a comprehensive cost control program early in the third quarter of 1996. It is expected that this cost control program coupled with the anticipated growth in revenues will contribute to improved earnings for the last quarter of 1996, although no assurances can be given regarding such improvement.

Comparison of the Three Months Ended September 30, 1996 and 1995

Revenues

During the three months ended September 30, 1996, One Up revenues increased to $942,434 compared to only $665,794 in the three months ended September 30, 1995, primarily due to increased revenues from platform migration projects brought about by implementation of the Company's new business strategy.

Operating Expenses

One Up's total operating expenses increased approximately 32% to $1,792,847 for the three months ended September 30, 1996, compared to $1,357,790 for the three months ended

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

September 30, 1995. However, as a percentage of revenues, total operating expenses decreased to 190% for the third quarter of 1996, compared to 204% for the third quarter of 1995.

Labor costs, including benefits and insurance, increased approximately 10% to $1,099,400 compared to $998,447 for the three months ended September 30, 1996 and 1995, respectively, primarily due to increased labor-related costs and expenses as migration and sales staffing were increased to support the Company's new business strategy as well as the addition of upper management personnel. General and administrative expenses increased to $167,870 from $104,320, primarily due to increased expenditures for computer-related expenses (related to hardware and software enhancements), employment fees (related to recruiting costs for several key positions) and utilities (related to the new office facilities). Advertising, marketing and product costs increased to $17,239 from $6,866, primarily due to increased expenditures for public relations services. Travel increased to $147,903 from $59,753, resulting primarily from increased sales calls being made as the Company implemented its new business strategy. Rent expense decreased to $96,265 for the third quarter of 1996, compared to $139,912 in the third quarter of 1995, primarily due to expiration of leases for both the former primary office site and a small out-of-state office located in Louisiana. Depreciation and amortization increased to $75,495 in the three months ended September 30, 1996, compared to $40,074 in the three months ended September 30, 1995, attributable to expenditures in excess of $1,000,000 for leasehold improvements, new furniture purchases and computer and other equipment purchased primarily during the second quarter of 1995 (all related to the new office facilities). Legal and professional fees increased to $35,828 in the three months ended September 30, 1996, compared to $8,418 in the three months ended September 30, 1995, primarily due to additional accounting and legal services required to properly fulfill the reporting requirements of being a public company. Merger, acquisition and consulting expenses totaling $152,847 (which relate to expenses incurred as a result of the reverse merger in February and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) amounted to approximately 9% of total operating expenses for the third quarter of 1996.

Income Taxes

The Company recorded an income tax benefit of $298,082 for the three months ended September 30, 1996. This represents the amount of tax that can be recaptured for previous income taxes paid based on a net operating loss carryback of approximately $900,000 for the three months ended September 30, 1996. Any such recapture would only be realized should the Company post a net operating loss for the year of 1996, which is expected to be the case.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

Comparison of the Nine Months Ended September 30, 1996 and 1995

Revenues

During the nine months ended September 30, 1996, One Up revenues decreased to $2,024,049 compared to $8,607,997 in the nine months ended September 30, 1995, primarily due to the lack of revenues from the non-compete agreement with IBM and the IBM Area-10 contract, which expired in December and May of 1995, respectively.

Operating Expenses

One Up's total operating expenses increased approximately 24% to $5,061,633 for the nine months ended September 30, 1996, compared to $4,066,656 for the nine months ended September 30, 1995. As a percentage of revenues, total operating expenses increased to 250% for the first nine months of 1996, compared to only 47% for the first nine months of 1995, primarily due to the lack of revenues from the non-compete agreement with IBM and the IBM Area-10 contract, which expired in December and May of 1995, respectively.

Labor costs, including benefits and insurance, decreased by approximately 3% to $2,845,890 compared to $2,932,370, for the nine months ended September 30, 1996 and 1995, respectively, primarily due to a decrease in the staffing level after expiration of the IBM Area-10 contract. General and administrative expenses increased to $499,429 from $372,861, primarily due to increased expenditures for computer-related expenses (related to hardware and software enhancements), employment fees (related to recruiting costs for several key positions) and utilities (related to the new office facilities). Advertising, marketing and product costs decreased to $70,964 from $155,912, primarily due to the expiration of a two-year contract with IBM to provide technical and marketing support for IBM's Area-10 program. Travel increased to $412,713 from $193,423, resulting primarily from increased sales calls being made as the Company implemented its new business strategy. Rent expense increased to $293,117 for the first nine months of 1996, compared to $232,692 in the first nine months of 1995, primarily due to moving the Company's principal offices to a larger facility in June of 1995. This relocation was prompted as the lease for the Company's prior facility expired, with new lease rates due to increase over 75% from $9.00 to $16.00 per square foot. The Company's choice for its new location offered a better facility for its business purposes at a lower lease rate per square foot, along with the increased space which will support the additional staffing required for the Company's changing business strategy and anticipated growth. Depreciation and amortization increased to $220,218 in the nine months ended September 30, 1996, compared to $127,234 in the nine months ended September 30, 1995, attributable to expenditures in excess of $1,000,000 for leasehold improvements, new furniture purchases and computer and other equipment purchased during the second quarter of 1995 (all related to the new office facilities). Legal and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

professional fees increased to $179,841 in the nine months ended September 30, 1996, compared to $52,164 in the nine months ended September 30, 1995, primarily due to fees and expenses incurred in connection with the final resolution of the employment agreement with a former employee. Merger, acquisition and consulting expenses totaling $539,461 (which relate to expenses incurred as a result of the reverse merger in February and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) amounted to approximately 11% of total operating expenses for the first nine months of 1996.

Income Taxes

The Company recorded an income tax benefit of $1,045,633 for the nine months ended September 30, 1996. This represents the amount of tax that can be recaptured for previous income taxes paid based on a net operating loss carryback of approximately $3,000,000 for the nine months ended September 30, 1996. Any such recapture would only be realized should the Company post a net operating loss for the year of 1996, which is expected to be the case.

Comparison of 3rd, 2nd and 1st Quarters of 1996

Revenues

During the third quarter of 1996, One Up posted revenues of $942,434, representing more than 46% of total revenues for the nine months ended September 30, 1996. Third quarter revenues increased approximately 52% as compared to the second quarter, and increased approximately 105% as compared to the first quarter of 1996.

Operating Expenses

One Up's total operating expenses were $1,792,847 for the third quarter of 1996, a decrease of approximately 10% as compared to the second quarter, attributable primarily to the comprehensive cost control program instituted early in the third quarter, and an increase of approximately 39% as compared to the first quarter of 1996. As a percentage of revenues, total operating expenses decreased significantly to 190% for the third quarter of 1996, attributable to both increased sales and decreased costs/expenses, compared to 319% and 279% for the second and first quarters of 1996, respectively.

Labor costs, including benefits and insurance, increased by approximately 11% and 45% to $1,099,400 compared to $988,952 and $757,538 for the second and first quarters of 1996, respectively, primarily due to increased staffing in migration support, as well as the addition of sales and upper management personnel. General and administrative expenses were $167,870, a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

decrease from $264,622 for the second quarter primarily due to the comprehensive cost control program instituted early in the third quarter in addition to a large one-time expenditure for software enhancements during the second quarter, and an increase from $66,937 for the first quarter primarily due to increased expenditures for computer-related expenses (related to hardware and software enhancements), employment fees (related to recruiting costs for several key positions) and utilities (related to the new office facilities). Advertising, marketing and product costs were $17,239, a decrease from $46,691 for the second quarter primarily due to the comprehensive cost control program instituted early in the third quarter, and an increase from $7,034 for the first quarter primarily due to increased expenditures in the area of public relations. Travel was $147,903, a decrease from $205,770 for the second quarter resulting primarily due to the comprehensive cost control program instituted early in the third quarter which reduced or eliminated expenditures for outside sales and management personnel, and an increase from $59,040 for the first quarter resulting primarily from increased sales calls being made as the Company continued to carry out its new business strategy. Rent expense was $96,265, a decrease from $109,022 for the second quarter primarily due to the comprehensive cost control program instituted early in the third quarter which eliminated expenditures for temporary living quarters for key management personnel and for the short-term lease of office space for an off-site sales force, and an increase from $87,830 for the first quarter primarily due to the additional expenditures for temporary living quarters for key management personnel and for the short-term lease of office space for an off-site sales force. Depreciation and amortization remained relatively flat at $75,495 and $73,538 and $71,185 for the third, second and first quarters, respectively. Legal and professional fees were $35,828, an increase from $23,451 for the second quarter primarily due to fees incurred for preparation of the Company's 1995 corporate income tax return, and a decrease from $120,562 for the first quarter which consisted primarily of fees and expenses incurred during March in connection with the final resolution of the employment agreement with a former employee. Merger, acquisition and consulting expenses, consisting of fees and expenses related to the reverse merger and the new offering of stock to the public market, were $152,847, a decrease of approximately 43% from $271,617 for the second quarter, and an increase from $114,997 for the first quarter of 1996.

Income Taxes

The Company recorded an income tax benefit of $298,082 for the third quarter, compared to $490,943 and $256,608 for the second and first quarters of 1996, respectively. This represents the amount of tax that can be recaptured for previous taxes paid based on a net operating loss carryback of approximately $3,000,000 ($900,000, $1,570,000 and $530,000 generated in the third, second and first quarters, respectively) for the nine months ended September 30, 1996, and would only be realized should the loss be recognized at the end of the year, which is expected to be the case.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

Liquidity and Capital Resources

Net cash used by operating activities was $1,771,197 for the nine months ended September 30, 1996, which resulted primarily from the operating loss. This compares to net cash provided by operating activities of $2,683,179, for the nine months ended September 30, 1995, attributable primarily to net income. At September 30, 1996, the Company had net working capital of $43,236, a decrease of $651,804 for the nine months then ended.

At September 30, 1996, the Company had a total of $713,161 in outstanding accounts receivable ($579,466 billed and $133,695 unbilled), all of which is considered fully collectible.

At September 30, 1996, the Company had no bank financing or other debt obligations outstanding, other than the $4,876 note payable related to vehicle financing which is due to be fully repaid in February 1997. During September 1996, the Company arranged for a short-term loan in the amount of $100,000, principal payable upon demand plus accrued interest at 12% per annum in addition to a loan fee in the amount of $27,500.

September 30, 1996, the Company owed $539,418 for income taxes related to 1995 operations which was due March 15, 1996, and is presently past due. The Company has not paid this expense, nor has it accrued any interest or penalties related to this expense, due to anticipating a net operating loss for the year ended December 31, 1996, which will be carried back to generate a refund receivable for prior taxes paid and utilized to offset the 1995 tax liability.

During the three months ended September 30, 1996, the Company funded its operations primarily from the collection of $262,875 in connection with the issuance of common stock, from the collection of accounts receivable outstanding and the receipt of sales revenues (of $212,899), from the increase in trade accounts payable (of $683,730), from the receipt of the $100,000 short-term loan, and from the receipt of $72,000 in advances from officer/shareholders.

Currently, the Company is experiencing very serious cash flow difficulties which could present a going concern problem if it is not rectified in the short term. One Up intends to continue funding its operating activities through the issuance of stock, through the collection of outstanding accounts receivable, and through the receipt of customer deposits as large-scale migration contracts are closed. One Up is actively working with trade creditors to postpone the payment of accounts payable, or offset a portion of certain payables by issuing stock to a select group of trade creditors, and has obtained short-term loans from both officer/shareholders and other outside sources. Also, in an effort to minimize expenses, the Company instituted a comprehensive cost control program early in the third quarter of 1996, which included reducing the annual salaries of the president and two other employees from a combined total of over $395,000 to only $36,000 for the remainder of 1996. In addition, One Up is actively discussing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

and negotiating with various outside sources for bank financing, private placement, venture capital, investment capital and other financing alternatives. There is no assurance from any entity that, if the Company seeks additional financing from any of these sources, such financing would be available upon acceptable terms, if at all.

The cash flow difficulties currently being experienced by the Company have been alleviated somewhat by the Regulation S Offering (the "Offering") for which a partial closing occurred on November 12, 1996. To date, the Company has received proceeds in the amount of $217,500, net of Placement Agent commissions and expenses, relating to the issuance of Debentures. The Company has been informed by the Placement Agent that further subscriptions are likely, although no assurances can be given regarding such additional subscriptions. Furthermore, the Company anticipates that the Offering closing date will be extended past November 15, 1996.

Of the proceeds received to date, the Company will use approximately $115,000 for the November 15, 1996, employee payroll with the balance to be used to pay off a short-term loan, including accrued fees and interest expense related thereto. In addition, the Company has needs for $600,000 to pay outstanding accounts payable (approximately $500,000 of which have been due for more than 60 days), $480,000 to put towards ongoing operations, and $35,000 to put towards the hiring of solution architects. The Company plans to use any additional proceeds received relating to the issuance of Debentures for the aforementioned expenditures; however, no assurances can be given regarding the receipt of such additional proceeds. If the company does not receive the full subscription amount for $1,500,000 aggregate principal amount of Debentures, the cash flow difficulties as previously discussed will remain.

It is probable that, based upon current levels of operations and revenues, the Company will require additional capital some time during the first six months of 1997 to continue such operations. A portion of the net proceeds of the Offering will be used to recruit solutions architects. Management believes that by hiring qualified solutions architects, the Company will be able to increase its revenue stream to the point that additional financing is not necessary, but there can be no assurances that such increase in revenues will occur. In order to support growth and to open new markets, the Company anticipates that it will require additional capital beyond that provided through the Offering and beyond that anticipated by the first sentence of this paragraph. Accordingly, the Company may offer other securities, including debt or equity, with terms, conditions and preferences different from those offered pursuant to the Offering. No assurances can be given concerning the terms or conditions of a future financing, or whether financing will be available on favorable terms or at all when required by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                3RD QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

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

As a result of recently closing several contracts totaling $1,500,000, two of which are with Fortune 100 companies, the Company estimates that it will post revenues of approximately $1,100,000 for the fourth quarter of 1996. This represents an increase of over $150,000 (or more than 16%) from the third quarter, $475,000 (or 76%) over the second quarter, and $640,000 (or 139%) over the first quarter of 1996. The revenue estimate for the fourth quarter of 1996 is based solely on current business for which contracts have already been executed and the sale is closed.

Included in the aforementioned estimates are several contracts for the initial sizing and analysis phase projects, which will result in formal proposals being tendered. These proposals represent potential large-scale migration efforts exceeding $7,500,000. Additionally, the aggregate value of all opportunities currently being pursued through the Company's new sales strategy and process currently exceeds $15,000,000.

While the Company is aggressively pursuing this sales potential, there is no guarantee that any of these opportunities will result in a closed/booked sale.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

           (11)     A Statement of Computations of Per Share Earnings


                                                          Three Months Ended            Nine Months Ended
                                                          1996           1995           1996          1995
                                                      --------------------------------------------------------
 Net earnings (loss)                                  $  (583,381)   $  (497,366)   $(1,983,851)   $ 3,064,669
                                                      ========================================================

 Weighted average number of common
  shares outstanding during the period                 17,130,845     12,997,781     16,126,025     12,997,781

 Net effect of conversion of convertible preferred
  shares outstanding during the period                          -         37,019              -         37,019
                                                      --------------------------------------------------------
 Shares used for computation                           17,130,845     13,034,800     16,126,025     13,034,800
                                                      ========================================================
 Net earnings (loss) per common share                 $     (0.03)   $     (0.04)   $     (0.12)   $      0.23
                                                      ========================================================


Note: Fully diluted and primary calculations are the same.

                                   SIGNATURES

         Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ONE UP CORPORATION
                                             (Registrant)




                                          BY: /s/ RICHARD G. DEWS
                                             ---------------------------------
                                              Richard G. Dews, President


Dated: November 14, 1996
       -----------------------

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------

   27    Financial Data Schedule