Form 10KSB
period 1996-12-31
ONE UP CORP
filed 1997-06-05
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996

                       Commission file number 33-28809-A

                               ONE UP CORPORATION
                 (Name of Small Business Issuer in its Charter)

           FLORIDA                                            65-0125664
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


         12801 NORTH STEMMONS FREEWAY, SUITE 710, FARMERS BRANCH, TEXAS
                    75234 (Address of Principal Executive Offices)

                                 (972) 969-0300
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

  Title of Each Class                           Name of Each Exchange on Which
  to be so Registered                           Each Class is to be Registered
  -------------------                           ------------------------------

------------------------------                  ------------------------------

------------------------------                  ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock (no par value)
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $2,259,997

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         Common Stock, no par value ("Common Stock") was the only class of voting stock of the Company outstanding on May 20, 1997. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc., OTC Bulletin Board as reported on May 20, 1997 ($0.35), the aggregate market value of the 9,742,465 shares of Common Stock held by persons other than officers, directors and persons known to the Company to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $3,409,863. By the foregoing statements, the Company does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Company or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 1997, the issuer had 27,452,251 shares of common stock, no par value, outstanding.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD- LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF ONE UP CORPORATION, AND ITS SUBSIDIARY (COLLECTIVELY, THE "COMPANY"), MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD- LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE."

ALL TRANSACTIONS DESCRIBED HEREIN GIVE EFFECT TO THE COMPANY'S ONE FOR ONE AND ONE-HALF (1 FOR 1.5) FORWARD STOCK SPLIT THE EFFECTIVE DATE OF WHICH WAS MARCH 25, 1996.

INTRODUCTION

One Up Corporation (the "Company" or "One Up") was incorporated in 1991. On February 29, 1996, the Company entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell." One Up became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of One Up. The name New York Acquisitions, Inc., was changed to One Up Corporation. For accounting purposes, the reorganization of One Up and the public company is regarded as an acquisition by the public company of all of the outstanding stock of One Up, and is accounted for as a recapitalization of the public company with One Up as the acquirer (a reverse acquisition). Accordingly, the historical financial statements are those of One Up.

One Up is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. One Up Computer Services, Ltd., was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consist of contract computer programming education that compliments the curriculum of One Up. The operations of One Up Computer Services, Ltd., in the past have not been significant to the operations of One Up. Subsequent to year end, One Up Computer Services, Ltd., ceased operations.

One Up is engaged in the development and sales of strategic applications software migration computer industry term for converting software applications such as billing, manufacturing (movement between operating systems such as OS/2 and Windows) technology. Migration is a control and consumer applications from their current operating system to a new target operating system. The Company believes that there is a large potential market for these services resulting from the competition between, and widespread business use of, several different operating systems including IBM's OS/2, Microsoft's Windows, and the various UNIX vendors.

One Up has been involved in several successful migration projects including such well-known companies as Group 1 Software, Policy Management Systems Corporation, AutoTester, Inc., Caterpillar Inc., Ameritech Library Services and USAA. One Up's expertise, technologies and refined methods allow it to perform migration projects for customers in months rather than in years. One Up's technology and methodology result in both time and cost savings for companies in need of migration services.

BACKGROUND

Throughout 1991 and 1992, the Company's primary business was providing OS/2 educational courses for IBM customers ranging from the establishment or the administration of an OS/2 local-area network to advanced OS/2 development. By August 1992, the Company had diversified operations to include application product development, contract programming, and conducting IBM Migration Workshops. By January 1993, in order to become independent from IBM, the Company restructured the education line of business by building its own curriculum. The contract programming line of business diminished as the Company made a decision not to focus on the consulting/contract programming operations. Product development expanded from 1993, and continues to expand today, evolving from its beginnings in screen savers and screen capture tools to an expert systems operation supporting platform migration projects.

The Workshops program was an operation created by IBM in its OS/2 Development Lab located in Boca Raton, Florida. The intent of the Workshops program was to simultaneously offer IBM customers OS/2 programming education and platform migration assistance (consulting). The week-long workshops were intense migration "boot camps" to educate software developers in the techniques required to manage multi-person, multi-year migration efforts. By November 1992, the Company had become the lead provider of workshops for IBM, and, shortly thereafter, became IBM's sole source for the workshops operation.

May 1993 marked the beginning of two consecutive one-year contracts with IBM for OS/2 support for IBM's "Area-10" (a geographical region, or area, for IBM). Pursuant to the Area-10 contract, the Company provided marketing and technical support for OS/2 to IBM's customers located in Area-10. Services provided by the Company under this agreement terminated in May 1995, upon expiration of the contract.

LICENSE WITH IBM

With Workshops as One Up's premier line of business for 1993, the Company sought to revolutionize the historical processes of platform application migration. As a first step, platform programming differences between Windows and OS/2 were categorized and catalogued. Second, a programmer's hyper-linking editor product was acquired. Third, the two were merged to produce the Company's first proof-of-concept migration expert system, SMART(TM) (Source Migration Analysis Reporting Toolset). Version 1.0 of SMART(TM) was released in December 1993.

During the fall of 1993, the Company entered into an exclusive licensing agreement (which expired in December 1995) with IBM to bring to market SMART(TM). SMART(TM) was revolutionary. It analyzed, in minutes instead of months, an entire application source base and reported every change required to move the application from Windows to OS/2. Moreover, SMART(TM) could perform many of these changes automatically, while inserting in-line comments to assist the programmer with those changes not easily automated. For IBM's Workshop customers, SMART(TM) created a road map report for their migration project in the first hour of their first day, and it could automatically migrate up to 50% of their application by simply "pushing a button." As a market test, IBM licensed SMART(TM) 1.0 and distributed it to a worldwide audience via their OS/2 Developer connection CDROM (DevCon) during the first half of 1994. It was extremely well received, but most users had two consistent requests for improvement.

IBM's customers wanted SMART(TM) to be programmable (extensible) and they wanted it to be free. As a result, by September 1994 One Up created SMART(TM)
2.0 (programmable) and licensed it exclusively to IBM for marketing as well as for distribution to its OS/2 customers at no cost.

One Up's exclusive licensing agreement with IBM included non-compete clauses which, in the view of the Company's management, were too restrictive and did not allow the Company to take advantage of a significant potential market for its services. In order to take advantage of a large market, in late 1994 the Company began to develop its next-generation migration expert systems and methodology - Commander Technology(SM) and the Conversion Factory(SM), respectively. Unlike other software conversion products of which the Company is aware, Commander Technology(SM) is programmable, allowing the developer to rearchitect source code, text, data and graphics. In addition, Commander Technology(SM) allows the migration of source code in any direction, between several platforms, rather than just being limited to Windows to OS/2 migrations.

SERVICES

During 1995, the Company evolved Commander Technology(SM) and its Conversion Factory(SM) methodology by performing services-based migrations for large scale customers between popular desktop platforms. The non-compete clause in the IBM exclusive licensing agreement prohibited the Company from distributing Commander Technology(SM) as a product during 1995. This restriction caused the Company to evolve from intending to distribute Commander Technology(SM) as a product to using Commander Technology(SM) as an internal-use-only technology supporting its services-based operations, the Conversion Factory(SM).

After the termination of the IBM agreements, the Company shifted its business focus from servicing IBM's captive customers to attempting to market its services to a broad range of potential customers. Throughout the last half of 1995 and all of 1996, the Company attempted to launch a services-based business model with a highly-evolved, revolutionary technology and methodology. Early in 1996, the Company learned that it was necessary to restructure its operations so that a greater emphasis would be placed on business development. During the first six months of 1996, the Company developed a sales strategy that hoped to effectively allow the Company to efficiently utilize its staff and technology in order to market its advanced methodology and technology. 1996 also marked the formulation of the Company's marketing and migration operations infrastructure, constituting a learning, evolutionary process of applying Company staff plans and abilities, market perceptions and offerings to an "unprepared" marketplace. The Company formalized, documented and staffed its Conversion Factory(SM). This Conversion Factory(SM) methodology is the key to One Up's migration strategy, allowing the Company to manage large scale migrations with minimal investment in direct labor costs. This methodology also allows the Company to track project progress and quickly determine the need for change orders, assuring the opportunity to maintain acceptable profit margins.

The Company has spent the first quarter of 1997 refining these processes so as to ultimately be able to deliver its products and services through industry partners. The Company enters 1997 with the belief that, through the development of several significant assets, including i) an experienced technical team employing state-of-the-art proprietary technology, ii) an extensive list of prospective clients, and iii) an aggressive sales team employing an effective sales strategy, it is well positioned to aggressively pursue its business purpose of being an industry leader in computer platform migration.

The Company now offers customers a complete end-to-end migration service through a turnkey, seven step process, Conversion Factory(SM). A portion of the process incorporates the use of the Company's proprietary Commander Technology(SM) migration expert system. The Commander Technology(SM) migration expert system provides a high degree of automation to the analysis and migration of application code. The Company's systems approach also includes the use of SizeUp(SM), a tool used to determine the number of hours a particular migration project will take to complete. The Company's seven step migration solution service includes the following primary components in the conversion of the source platform application to the target platform application: i) scope and sizing, ii) code and data analysis, iii) preparation, iv) migration, v) completion, vi) enhancements and vii) training and support.

SALES STRATEGY

The Company's sales staff and sales model evolved extensively during 1996. While the Company's perception of the magnitude of the marketplace has not changed, the Company's strategy regarding business development in the area of migration projects has changed radically. Early in 1996, a smorgasbord of migration services was offered to low-level technical customer contacts. The decision makers of potential migration project customers typically have little experience or expertise in migration methodology, migration technology and target platform particulars. While the Company was able to demonstrate its capabilities to a knowledgeable and enthusiastic technical audience, or to third party vendor channels, it struggled with selling to the decision maker.

Based on the experiences gained during 1996, the Company now attempts to develop relationships with the decision makers of potential migration customers before the potential customer is ready to start the migration process. This change in sales approach will streamline the sales and marketing process.

Once a migration business case is justified, the following must be applied in moving from source to target:

    1.   Knowledge of the source platform;
    2.   Knowledge of the source application;
    3.   Expertise/experience in performing migrations;
    4.   Migration project methodology;
    5.   Migration tool technology;
    6.   Knowledge of the target platform;
    7.   Streamline/update/standardize application during project; and
    8. Knowledge of the target application's functional extensions (if different from source application).

Management believes the Company currently offers an efficient and effective solution for the analysis and performance of migration project business cases. With the rapid changes occurring in today's marketplace, such as the move to WindowsNT, the development of 64 bit processors and year 2000 issues, the opportunity for One Up to sell its migration products and services is growing at a rapid rate. The market for migrations from OS/2 to Windows was approximately $600 million in 1996 (a growth of 600% over 1995's $100 million), with expectations for the same level of growth over the next three years as major corporations react to IBM's reduced development and support for OS/2.

During 1997, the Company's new management will implement a highly focused sales strategy that will (1) initially limit the type of projects to the Company's area of expertise (conversions from OS/2 to Windows), (2) limit the duration and value of projects to keep work levels manageable, (3) price and deliver all projects at a profit, (4) seek out strategic alliances and partnerships with large systems reengineering firms, (5) follow up and qualify all current sales leads, (6) concentrate on retention of current customers by exploring additional services to offer the current customer base, (7) expand the current customer base, and (8) reestablish an R&D team to complete development of Commander 4.0, which will enable the development of additional platform technology, thereby greatly expanding One Up's market potential making the Company more valuable, and help assure the Company of maintaining a strong market position well into the next decade.

Management believes this will position the Company to take advantage of the endless market for its technology and methodology by aggressively promoting the fact that One Up's products (migration technology and methodology) allow customers to migrate critical software applications in much less the time at greatly reduced costs by automating the necessary, time consuming and expensive migration process.

EMPLOYEES

As of the date hereof, the Company employs approximately 25 full time persons and uses five to ten contract programming consultants to expand the staff for particular projects. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The headquarters facility of the Company is located in Farmers Branch, a suburb of Dallas, Texas, and consists of approximately 15,000 square feet. The lease on the office space extends through April 2000, and the current annual rental is approximately $128,000.

ITEM 3.  LEGAL PROCEEDINGS

On December 11, 1996, a former employee filed suit against the Company, for Breach of Employment Agreement, in Circuit Court, Fairfax County, Virginia, in connection with the Company's decision to terminate employment of the former employee effective July 31, 1996, upon closing of the Company's remote sales office located in Virginia (Sidney L. Smith v. One Up Corporation, Law No. 157244). Due to defective service of process, the Company was not aware that this suit had been filed until March 1997 when the Company's counsel received notice that the Virginia courts had awarded a default judgment against the Company in the amount of 110,139 effective February 21, 1997. On March 27, 1997, the Company filed for a motion of continuance on the evidentiary hearing on damages, which had been set for March 28, 1997, and for a motion to set aside the default judgment. At the hearing held on April 11, 1997, the Virginia courts again ruled against the Company upholding the previously awarded default judgment. On April 18, 1997, the former employee offered to settle the matter for 75% of the judgment plus an agreement from the Company to register the 21,000 restricted shares of the Company's common stock that he purchased in April 1996. On April 29, 1997, the Company proposed a counter offer to settle in the amount of $25,000, of which $12,500 would be payable by May 20, 1997, with the balance payable in ten equal installments of $1,250 on the 15th of each month until fully paid. The Company believes it has no liability resulting from termination of the former employee and that the default judgment awarded by the Virginia courts would not be upheld in the Texas courts where the former employee will be forced to domesticate his award. The Company believes that it has substantial defenses and remedies available and it will pursue all available avenues to vigorously defend its position.

On January 21, 1997, Integrated Documentation, Inc., filed suit against the Company, for Breach of Contract, in County Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $24,854, plus attorney fees (estimated by the plaintiff to be $19,925), court costs and interest (Integrated Documentation, Inc. v. One Up Corporation, Cause No. CC-97-00555-E). On January 28, 1997, Integrated filed a motion for summary judgment. On February 14, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. On April 18, 1997, Integrated was awarded a judgment against the Company in the amount of $24,854. On April 25, 1997, the Company received plaintiff's first set of interrogatories. On May 6, 1997, the Company offered to settle for payout arrangements of $1,000 payable upon settlement with the balance payable monthly in $1,000 equal installments until fully paid. The case is presently awaiting trial, which has been set for June 24, 1997, as the Company continues its efforts to settle the suit.

On February 4, 1997, Romac International, Inc., filed suit against the Company, for Breach of Contract, in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $137,448, plus attorney's fees and interest (Romac International, Inc. v. One Up Corporation, Cause No. 348-167704-97). On March 25, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. At present, the Company is awaiting a response from Romac while continuing to negotiate a settlement.

On March 7, 1997, a former employee filed suit against the Company, for Breach of Contract, in County Court, Dallas County, Texas, seeking payment for the unpaid balance relating to a Letter Agreement dated March 4, 1996, in the amount of $25,000, plus attorneys' fees (estimated by the plaintiff at $20,000), court costs and interest (American Technology Acquisition Corporation
v. One Up Corporation, Cause No. CC-97-02158-C). On March 25, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. The case is presently awaiting trial, which has been set for June 23, 1997, as the Company continues negotiations for a settlement.

On March 7, 1997, Boynton Beach Financial Corp. (a former consultant to the Company) filed suit against the Company, for Fraud in the amount of $15,000 and Tortious Interference in the amount of $15,000, in Circuit Court, Palm Beach County, Florida (Boynton Beach Financial Corp. v. One Up Corporation, Richard Dews, Leon H. Toups, and DMV, Inc., Case No. CL-97-002102). Subsequent to filing the suit, the plaintiff's principal shareholder and officer died. The Company believes this is sufficient cause for the suit to be withdrawn. Additionally, the Company believes that the case has no merit, the Company has no liability resulting from its relationship with the plaintiff, the Company has substantial defenses and remedies available, and the Company will pursue all available avenues to vigorously defend its position.

On April 16, 1997, Business Aircraft Leasing, Inc., filed suit against the Company, for Default, in Tennessee Judicial District Chancery Court, Nashville, Tennessee, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $22,764, plus attorney fees, litigation expenses and interest (Business Aircraft Leasing, Inc. v. One Up Corporation, Case File No. 97-1306-I). The case is presently in negotiations. The expected outcome is settlement of the suit for approximately $15,000, 50% of which would be payable upon settlement with the remainder to be paid out over time.

On April 24, 1997, Ciber, Inc., filed suit against the Company in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $55,650, plus attorney fees, costs of suit and interest (Ciber, Inc. v. One Up Corporation, Cause No. 97-03722-C). On May 12, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. At present, the Company is awaiting a response from Ciber while continuing to negotiate a settlement.

On April 27, 1997, Interactive Software, Inc., filed suit against the Company in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $71,000, plus attorney fees, court costs and interest (Interactive Software, Inc. v. One Up Corporation, Cause No. 97-03637-F). The case is presently in negotiations. The expected outcome is settlement of the suit for approximately $50,000, 50% of which would be payable upon settlement with the remainder to be paid out over time.

On May 19, 1997, Innova Solutions, Inc., filed suit against the Company in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $100,227, plus attorney fees, court costs and interest (Innova Solutions, Inc. v. One Up Corporation, Cause No. 97-03592-H). The case is presently in negotiations. The expected outcome is settlement of the suit for approximately $70,000, 50% of which would be payable upon settlement with the remainder to be paid out over time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


ITEM 5.  MARKET  FOR COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's Common Stock has been traded on the NASDAQ Over-The-Counter ("OTC") Bulletin Board since June 14, 1996. The predecessor to the Company was acquired by an inactive public company on February 29, 1996. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock on the OTC Bulletin Board. On May 20, 1997, the closing price for the Company's Common Stock on the OTC Bulletin Board was $0.35 per share. At May 20, 1997, the Company had 27,452,251 shares of Common Stock outstanding.

                                                     High               Low
                                                     ----               ---
Second Quarter 1996 (from June 14, 1996)             $5.00             $2.50
Third Quarter 1996                                   $4.00             $1.125
Fourth Quarter 1996                                  $1.375            $0.4375
First Quarter 1997                                   $0.50             $0.0625
Second Quarter 1997 (through May 20, 1997)           $0.47             $0.31

The Company does not currently pay dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The Company's Transfer Agent for its Common Stock is Interwest Transfer Company, Inc., which is located in Salt Lake City, Utah.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of One Up should be read in conjunction with the audited consolidated financial statements of One Up included elsewhere herein.

Management believes that, due to the change in the Company's business strategy subsequent to the expiration of the non-compete agreement with IBM (which provided IBM with the exclusive marketing rights to SMART(TM)), it is difficult to analyze the comparison of the results of operations for the years ended December 31, 1996 and 1995. During 1995, revenues posted by the Company consisted almost entirely of amounts due under the non-compete agreement with IBM (which expired on December 31, 1995) and from amounts due under the IBM Area-10 contract (which expired on May 31, 1995). With the expiration of these contracts, the

Company's revenues no longer reflect the substantial licensing and support fees received from IBM but rather are generated from sales as the Company offers its conversion services to the general public.

Management believes that the net loss posted for the year ended December 31, 1996, was in part due to the lack of sales as a result of a longer than anticipated hiring and training process required to field a marketing and sales staff capable of successfully selling its migration services to large corporate clients. Also, the Company determined that a more extended sales cycle of four to six months would be required to close a typical large-scale migration contract, rather than the two to three months originally forecast. Another factor was increased labor-related costs and expenses as migration and sales staffing were increased to support the Company's new business strategy. In addition, management was occupied for most of the second quarter with the necessary activities required to qualify the Company's common stock to be traded publicly beginning on June 14, 1996, and the additional responsibilities of being a public company as well as with finalization of the Confidential Regulation S Offering Memorandum ("Reg S Offering") in late summer and early fall. Accordingly, management believes it is important to note that the extraordinary fees and expenses related to the reverse merger and becoming a public company in February and the Reg S Offering in October are nonrecurring and will not continue to be a drain on the Company in future periods.

Although the Company experienced a significant net loss for 1996, management believes it is important to note the growing opportunity for One Up to sell its automated migration products and services based on (1) the rapid growth and changes occurring in today's marketplace, (2) increasing market demand for conversion services, especially in the area of OS/2 to Windows migration as major corporations react to IBM's reduced development and support for OS/2, and
(3) implementation of a highly focused sales strategy. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase throughout 1997, although no assurances can be given regarding such increase.

In order to minimize expenses, the Company's previous management instituted a comprehensive cost control program early in the third quarter of 1996 and instituted a series of layoffs in January 1997 in order to further reduce overhead. In March 1997, after assessing the Company's precarious situation, new management began implementation of its new business plan. The first step involved a 30 day emergency plan which included (1) employee stabilization by granting attractive stock options and significant salary increases, (2) cash collection from all sources including outstanding receivables and federal income tax refunds, (3) minimizing cash outflow by negotiating with accounts payable vendors, (4) significantly reducing overhead by negotiating early termination of the lease for existing facilities (which included forgiveness of approximately $90,000 for past due rent, utilities and other related expenses) and moving the Company to its present location, (5) liquidation of available assets to raise cash, and (6) closing an immediate sales opportunity. Additional aspects of the new business plan include (1) hiring new personnel to fill several vacancies, but keeping the total number of employees to a manageable level of not more than 35, (2) efforts to raise new capital, and (3) a highly focused sales strategy. It is expected that implementation of the new business plan coupled with the anticipated growth in revenues will contribute to improved earnings for 1997, although no assurances can be given regarding such improvement.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

During 1996, One Up revenues decreased by approximately 75% to $2,259,997, compared to $9,065,980 in 1995, resulting primarily from the lack of revenues from the non-compete agreement with IBM and the IBM Area-10 contract, which expired in December and May of 1995, respectively, as well as a longer than anticipated hiring and training process required to field a marketing and sales staff capable of successfully selling its migration services to large corporate clients and a more extended sales cycle of four to six months required to close a typical large-scale migration contract, rather than the two to three months originally forecast.

Operating Expenses

One Up's total operating expenses increased by approximately 15% to $7,149,986 during 1996, compared to $6,191,332 for 1995, primarily due to expenditures for
(i) travel related to previous management's attempts to implement its business strategy, (ii) legal and professional fees mainly related to the reverse merger, the Reg S Offering and other fund raising activities, and (iii) other merger, acquisition and consulting expenses. As a percentage of revenues, total operating expenses increased to 316% for 1996, compared to only 68% for 1995, resulting primarily from the lack of revenues as discussed above.

Labor costs, including benefits and insurance, decreased by approximately 14% to $3,954,015 compared to $4,573,734, respectively for 1996 and 1995, primarily due to a decrease in the staffing level after expiration of the IBM Area-10 contract. General and administrative expenses increased to $721,966 from $408,913, primarily due to increased expenditures for computer-related expenses (related to hardware and software enhancements), employment fees (related to recruiting costs for several key positions) and utilities (related to the new office facilities). Advertising, marketing and product costs decreased to $99,633 from $213,311, primarily due to the expiration of the two-year contract with IBM to provide technical and marketing support for IBM's Area-10 program. Travel increased to $465,530 from $258,587, resulting primarily from increased sales calls being made as previous management attempted to implement its business strategy. Rent expense increased to $386,106 for 1996, compared to $378,074 in 1995, primarily due to moving the Company's principal offices to a larger facility in June of 1995. This relocation was prompted as the lease for the Company's prior facility expired, with new lease rates due to increase over 75% from $9.00 to $16.00 per square foot. Prior management's choice for the Company's new location filled two important anticipated requirements for implementation of their business strategy. It offered a better facility for the Company's business purposes, at a lower lease rate per square foot, along with increased space to support the additional staffing that would be required for the Company's changing business strategy and projected growth. (Subsequent to year end, as further discussed herein, the

Company moved from these facilities to a smaller and less costly location in Farmers Branch, Texas). Depreciation and amortization increased to $317,036 in 1996, compared to $170,397 in 1995, attributable to expenditures in excess of $900,000 for leasehold improvements, new furniture purchases and computer and other equipment purchased during the second quarter of 1995 (all related to the new office facilities). Legal and professional fees increased to $315,486 in 1996, compared to $72,284 in 1995, primarily due to fees incurred relative to the reverse merger, the Reg S Offering and other fund raising activities. Merger, acquisition and consulting expenses totaling $871,586 (which relate to other expenses incurred as a result of the reverse merger in February 1996 and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) amounted to approximately 12% of total operating expenses for 1996.

Other Income and Expenses

Interest income decreased approximately 89% to $7,312 in 1996, compared to $69,591 in 1995, primarily due to the steady depletion of cash balances resulting from the significant decrease in sales revenues coupled with increased operating expenses and costs and expenditures relating to the reverse merger, the Reg S Offering and other fund raising activities. Interest income on shareholder advance decreased to $33,522 in 1996, compared to $51,095 in 1995, due to payoff of the loan during the second quarter of 1996. Interest expense (which includes loan origination fees) increased to $45,263 in 1996, compared to only $897 in 1995, primarily due to (i) interest and loan fees connected with obtaining short term financing, (ii) interest on convertible debentures and shareholder loans, and (iii) finance charges assessed by trade creditors for late payment of accounts payable. Sublease income decreased to zero in 1996, compared to $28,159 in 1995, due to expiration of the Company's lease for that facility. Royalty fees decreased to zero in 1996, compared to $25,000 in 1995, due to the expiration of the non-compete agreement with IBM and the IBM Area-10 contract in December and May of 1995, respectively.

Income Taxes

The Company recorded an income tax benefit of $1,177,227 for 1996. This represents the amount of tax that can be recaptured for previous income taxes paid based on a net operating loss carryover of approximately $4,155,000 for the year ended December 31, 1996. A portion of this net operating loss was carried back, resulting in an income tax receivable of $507,733. The portion of the net operating loss eligible to be carried forward to future years will expire in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $2,304,344 for 1996, which resulted primarily from the operating loss, offset partially by net increases in accounts payable balances. This compares to net cash provided by operating activities of $1,300,397 for 1995, attributable primarily to net income. At December 31, 1996, the Company had a net working capital deficit of $1,147,820, a decrease of $1,731,733 for the year then ended.

At December 31, 1996, the Company had a total of $319,227 in outstanding accounts receivable ($116,157 billed and $203,070 unbilled). Based on an event subsequent to year end, $80,410 of this amount may not be collectible.

At December 31, 1996, the Company's outstanding debt obligations included (i) a $1,881 note payable related to vehicle financing, which was fully repaid in February 1997, (ii) $68,682 in advances from shareholders, and (iii) $525,000 aggregate principal amount of 7% Convertible Subordinated Debentures, issued during the fourth quarter of 1996, all of which were converted to common stock on January 30, 1997, and February 4, 1997.

At December 31, 1996, the Company owed $603,028 for income taxes (including accrued interest and penalties) related to 1995 operations which was due March 15, 1996. The Company did not pay this expense due to anticipating the net operating loss for the year ended December 31, 1996. A portion of the 1996 net operating loss was carried back, thereby generating a refund receivable for prior taxes paid which, in part, was utilized to offset the entire 1995 tax liability (including penalties and interest).

During 1996, the Company funded its operations primarily from the collection of $1,022,740 in connection with the issuance of common stock, from the receipt of $456,750 in connection with the issuance of convertible debentures (net of $68,250 in financing fees), from the receipt of $100,000 in proceeds from a short- term loan, from the receipt of $72,000 in loans from two shareholders, from the receipt of a $109,364 rebate from its lessor for leasehold improvements, from the increase in trade accounts payable of $693,674 and accrued expenses of $223,615, and from the collection of accounts receivable outstanding and the receipt of sales revenues and customer deposits totaling $2,663,614. Receipts during the fourth quarter of 1996 included amounts in excess of $600,000 in customer prepayments for new contracts signed. The total value of all new contracts signed during the fourth quarter of 1996 exceeded $1,500,000.

The Company is currently in a critical situation. Several key employees have resigned, many others are threatening to do the same, several vendors have filed suit for nonpayment on their accounts, there has been no R&D activity since January 1997, and key members of prior management (including the President/CEO and Vice President of Operations) have resigned. The ongoing instability of the prior management and sales teams, poor cash management, and lack of R&D activity have placed the Company at risk. In addition, since mid-1996 the Company has been experiencing serious cash flow difficulties which present a going concern problem that needs to be rectified in the short term. One Up intends to continue funding its operating activities by obtaining short-term financing, by raising additional capital, through the issuance of stock, through the collection of outstanding accounts receivable, and through the receipt of customer deposits as large-scale migration contracts are closed. One Up is actively working with trade creditors to postpone the payment of accounts payable, or offset a portion of certain payables by issuing stock to a select group of trade creditors, as well as to postpone further action on pending litigation.

In an effort to minimize expenses, the Company's prior management instituted a comprehensive cost control program early in the third quarter of 1996, which included reducing the annual salaries of the former president and two other employees, from a combined annual total of over $395,000 to only $36,000, for the remainder of 1996. In a second effort to further reduce overhead, prior management implemented a series of layoffs in January 1997, effectively eliminating annual labor costs in excess of $1,900,000. In March 1997, after assessing the Company's precarious situation, new management began implementation of its new business plan. The first step involved a 30 day emergency plan which included (1) employee stabilization, (2) cash collection,
(3) minimizing cash outflow by negotiating with accounts payable vendors, (4) negotiating early termination of the lease for existing facilities and moving the Company to its present, less costly, location, (5) liquidation of available assets to raise cash, and (6) closing an immediate sales opportunity for a $115,000 migration project, one-half of which was collected upon execution of the contract. Additional aspects of the new business plan include (1) hiring new personnel, (2) keeping the total number of employees to a manageable level of not more than 35, and (3) a highly focused sales strategy. It is expected that implementation of the new business plan coupled with the anticipated growth in revenues will contribute to improved earnings for 1997, although no assurances can be given regarding such improvement.

In addition, One Up is actively discussing and negotiating with various outside sources for bank financing, private placement, venture capital, investment capital and other financing alternatives. Negotiations with an investment banking firm, that has previously raised capital for One Up, to raise $1,000,000 in the form of Senior Secured Promissory Notes and Common Stock Purchase Warrants are being finalized, pending filing of this annual report. Both the Company and the placement agent believe that prospects for successful completion of this fund raising venture are highly probable. Negotiations with a firm, that has previously made short-term loans to One Up, should prove favorable in terms of lending the Company an amount sufficient to cover continuing operations until such time that more permanent financing can be finalized. However, ultimately there is no assurance from any entity that, if the Company seeks additional financing from any of these sources, such financing would be available upon acceptable terms, if at all.

Rapid changes occurring in the marketplace enhance the opportunity for One Up to sell its migration products and services. Although One Up experienced a significant net loss for 1996, new management (headed up by W. Curtis Overstreet, newly elected President, CEO and Director) views the Company as being in a turnaround situation. Mr. Overstreet has a history of successfully turning around companies in similar situations and believes the Company has the opportunity to achieve a turnaround with the advent of sufficient financing and accommodations by certain of its creditors. The Company believes that successful implementation of the Company's new business plan and sales strategy will result in increased revenues and earnings for 1997, although no assurances can be given regarding such increase.

RISK FACTORS

This Form 10-KSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Among the key factors that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are the risk that the Company will be unable to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms, the risk that the Company will be unable to effectively penetrate the large corporate market for migration services, the risk that new untested management will be unable to successfully implement the business plan and sales strategy, and the risk of unfavorable changes in economic and industry conditions, as well as changes in regulatory requirements. The Company has also made certain assumptions relating to the outcome of various commercial, price and various other items relating to its operations and the industry in general. All written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by, but not limited to, the factors described above.

DEPENDENCE ON KEY PERSONNEL

The success of the Company is highly dependent upon the continued services of Mr. W. Curtis Overstreet, its Chief Executive Officer. The loss of Mr. Overstreet's services would likely have a material adverse effect on the business of the Company. One Up does not presently maintain key man insurance on the life of Mr. Overstreet. There can be no assurances that the Company will be able to replace Mr. Overstreet in the event his services become unavailable.

LEGAL PROCEEDINGS

As described under Part I, Item 3, of this 10-KSB Annual Report, the Company is subject to various claims and litigation relating to past transactions. In the event the Company is not able to prevail or settle on advantageous terms certain of the claims represented thereby, it may have a material adverse effect on the Company's operations and substantially impair needed cash flow.

DECLINE IN REVENUE AND LACK OF PROFITABILITY

For the year ended December 31, 1996, the Company experienced a significant decline in revenues and earnings, resulting primarily from (i) the expiration of both the non-compete and the Area-10 agreements with IBM in 1995 (as discussed elsewhere herein), (ii) increased expenses relating to the Company's daily business activities as staffing was increased to support and implement prior management's sales and marketing and business strategies, and (iii) expenses incurred relating to the reverse merger activities in early 1996 as well as other fund raising activities and the Reg S Offering in late 1996. Due to the effects of such matters, the Company's new management has formulated a restructuring plan (as discussed elsewhere herein). This new plan will be implemented during the second quarter of 1997, with the first steps having been implemented in March of 1997. While the success of the Company will in part depend upon its ability to market and sell its migration and other related services, management believes that the implementation of this plan should return the Company to profitability in 1997. However, there can be no assurance that the Company will generate an increase in revenues or earnings.

UNCERTAIN MARKET ACCEPTANCE

The Company's Commander Technology(SM) and its Conversion Factory(SM) methodology appear to have a strong demand in the marketplace. The new marketing and sales approach being taken to sell this technology and service is expected to produce a number of potential prospects for the Company's services. However, the Company's ability to deliver these services remains untested, thus no assurance can be given that market acceptance will occur.

COMPETITION

The computer technology and services industry is extremely competitive. Despite the Company's confidence that its technology is in many ways superior to that of its competitors and that its migration services are among the most efficient and effective solutions systems in the marketplace, One Up competes with many firms which provide services similar to the Company's current and proposed service offerings. The Company believes that its competitors' services are less automated and, therefore, require more manual processing than One Up's services. Most of these competitors have capital, name recognition and financial, personnel and other resources far greater than those of One Up. These competitors include IBM, Andersen Consulting, Computer Science Corporation and many others. The Company's ability to compete effectively will depend, in part, upon its systems' features, their cost effectiveness, the ability of the Company to maintain state-of-the-art technology, the ability of the Company to service its products efficiently and the Company's success in marketing and selling such products and services. No assurance can be given that the Company will effectively compete with its competition.

NEED FOR QUALIFIED PERSONNEL

In order to meet its business objectives, it has been and will continue to be necessary for the Company to develop and update the Company's sales model and to employ and train qualified marketing and sales personnel and consulting staff to carry out the new sales approach. Furthermore, due to the formalization of the Conversion FactorySM methodology, the Company may develop the need for expertise in the solutions services aspect of the Company. Competition for qualified personnel in the computer migrations services industry is intense and the Company will be required to compete for such personnel with companies having greater financial and other resources than the Company. There can be no assurance that the Company will be able to attract and retain qualified personnel.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY

The Company is currently seeking a patent for its Commander Technology(SM) migration services technology. While the Company believes that this patent will provide protection for its technology and products, no assurance can be given that the Company will be able to obtain a patent or effectively protect its rights in the marketplace.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are included under Item 13 (a) (1) and (2) of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE UNDER SECTION 16(A) OF THE
         EXCHANGE ACT

The following table sets forth the names, ages and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

        NAME                       AGE                    POSITION WITH THE COMPANY
        ----                       ---             --------------------------------------
W. Curtis Overstreet                51             President, CEO and Director

H. Wayne Sanderson                  60             Director of Administration, Controller
                                                   Vice President, Secretary and Director

W. CURTIS OVERSTREET. Mr. Overstreet was appointed President of One Up Corporation and elected to the Board of Directors on April 10, 1997. He is a seasoned senior executive with almost 30 years of experience in the computer software industry. He has had consistent success in both growth and turnaround situations involving domestic and international environments. He has particular expertise in the development of high performance sales and management teams, which, in the opinion of the Board of Directors, are needed by the Company at this time. Prior to his appointment as President, Mr. Overstreet served as a consultant to Company management for several weeks, during which time he reviewed the Company's management and technical expertise, the status of current client projects, the prospects for future contracts and also analyzed the Company's financial situation. The review and analysis of this information and data was used to prepare the new business plan for the Company. Mr. Overstreet graduated with a B.S. degree in Economics from West Texas State University, a member of the Texas Agricultural and Mechanical University system, located in Canyon, Texas.

The Company entered into a one year employment agreement with Mr. Overstreet effective April 10, 1997. The agreement includes provisions for an annual base salary of $90,000, incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement, and sales commissions.

In addition, the employment agreement contains a provision whereby Mr. Overstreet is granted options to purchase ten percent (10%) of the total number of common shares outstanding as of the date of the agreement (2,745,225 shares) at an exercise price of $0.37 per share. The options vest at the rate of 25% after each six month period beginning April 10, 1997. Any unexercised options will expire four years after the vesting date, except as noted in the agreement.

H. WAYNE SANDERSON. Mr. Sanderson has served as Controller and Director of Administration of the Company since 1992, as a Director since March 1996, and as a Vice President since October 1996. From 1990 to 1992, Mr. Sanderson worked as an independent consultant advising clients on the use of computer systems to improve business operations including inventory control, sales analysis and accounting. From 1974 to 1990, Mr. Sanderson served as Vice President of Swieco, Inc., an electronics distribution company. From 1970 to 1974, Mr. Sanderson served as President of Special Systems, Inc., an electronics manufacturing company. From 1964 to 1970, Mr. Sanderson served in various capacities as an Aerosystems Engineer for General Dynamics Corporation. Mr. Sanderson holds a B.S. Degree in Electrical Engineering from the University of Texas at Arlington, located in Arlington, Texas.

The Company entered into a one year employment agreement with Mr. Sanderson effective March 21, 1996, pursuant to which he was to receive an annual salary of $105,000. On July 15, 1996, Mr. Sanderson's annual salary was temporarily reduced to $52,000. From August 1, 1996, to March 31, 1997, Mr. Sanderson's annual salary was further reduced to $12,000. Mr. Sanderson's annual salary was restored to $70,000 effective April 1, 1997. As soon as it is economically feasible, the Company intends to retroactively compensate Mr. Sanderson for a portion of the reduction in wages that were imposed beginning in 1996. Accrued expenses as of December 31, 1996, includes $24,896 relating to this compensation due to Mr. Sanderson, which totals $36,396 to date.

In addition, the employment agreement contains a provision whereby Mr. Sanderson is granted options to purchase 26,006 common shares at an exercise price of $4.0375 per share. Mr. Sanderson may exercise the options during the period from July 1, 1997, through June 30, 1998. Any unexercised options will expire after close of business on June 30, 1998.

The Company does not pay cash Directors' fees.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Due to recent changes in management and certain ambiguity as to whether the Company's Common Stock was registered under Section 12(g) of the Securities Exchange Act of 1934, Messrs. W. Curtis Overstreet and H. Wayne Sanderson were late in filing their Initial Report of Beneficial Ownership. In addition, Mr. Richard G. Dews, a former member of management, has failed to file such report.

To the Company's knowledge, except as indicated above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed.

ITEM 10.         EXECUTIVE COMPENSATION

Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1996, aggregated to $331,045. Set forth below is a summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission.

                                                SUMMARY COMPENSATION TABLE
                                                ------- ------------ -----
                                                                   OTHER                                                 ALL
      NAME AND                                                    ANNUAL       RESTRICTED                               OTHER
      PRINCIPAL                                                   COMPEN-        STOCK         OPTIONS/       LTIP     COMPEN-
      POSITION          PERIOD         SALARY        BONUS        SATION        AWARD(S)       SARS (#)      PAYOUTS   SATION
-------------------------------------------------------------------------------------------------------------------------------
 RICHARD G. DEWS,           1996   $  145,636     $     --       $    --      $   63,650           --        -     $     --
 FORMER CHMN,               1995   $  250,020     $  891,743     $    --      $     --        2,154,112      -     $     --
 PRES & CEO                 1994   $  102,208     $1,000,000     $    --      $   98,802      3,854,727      -        154,252

 H. WAYNE SANDERSON,        1996   $   62,813     $     --       $    --      $    3,350         26,006      -     $     --
 DIRECTOR, SECRETARY &      1995   $  100,000     $     --       $    --      $     --          113,374      -     $     --
 FIN'L & ACCTG OFFICER      1994   $   45,833     $  130,500     $    --      $    8,718        340,123      -     $    9,240


OPTION EXERCISES AND VALUES AT YEAR END

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
             ---------- ----------- --------- -- ---- ------ ----
                         AND FY-END OPTION/SAR VALUES
                         ----------------------------

                                                                              Value of
                                                       Number of             Unexercised
                                                       Unexercised           In-the-Money
                                                       Options/SARs          Options/SARs
                            Shares                     at FY-End (#)          at FY-End
                          Acquired on      Value       Exercisable/          Exercisable/
           Name           Exercise (#)    Realized     Unexercisable         Unexercisable
-------------------------------------------------------------------------------------------
 Richard G. Dews          2,154,112       $  63,650        - /   -           $ - / $    -
 H. Wayne Sanderson         113,374       $   3,350        - / 26,006        $ - / $105,000


To date, the Company has previously granted to members of its management and employees options to purchase an aggregate of 3,474,231 shares of Common Stock of the Company exercisable at prices ranging from $4.0375 to $0.35.

EMPLOYEE STOCK OPTION PLAN

Effective March 25, 1996, the Company adopted an Employee Stock Option Plan (the "Stock Option Plan") that provides for the grant of incentive and non-qualified stock options to officers and key employees of the Company and its subsidiaries. Incentive Stock Options are intended to comply with Section 422A of the Internal Revenue Code of 1986, as amended. The Incentive Stock Option portion of the plan is available to the employees only after the Company achieves total revenues of $50,000,000 and net, after-tax earnings of 25%. The Stock Option Plan allows for the issuance of options to purchase up to 1,000,000 shares of Common Stock.

Subsequent to year end, management announced plans to terminate the Stock Option Plan. The Board is in the process of reviewing a replacement plan, the details of which are not yet available, and anticipates adoption of the new plan by June 30, 1997.

EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1996, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was established to facilitate employee ownership by offering an incentive to employees to purchase the Common Stock of the Company, thereby enhancing the employees' personal interest in the continued success of the Company. Pursuant to the Stock Purchase Plan, via semimonthly payroll deduction on an after-tax basis, eligible employees may elect to withhold up to 15% of their gross annual salary for the purpose of purchasing the Company's Common Stock. At the end of each quarter, the stock is purchased at the closing trade price on the last business day of the calendar quarter, and employees are issued their purchased shares as soon as is administratively feasible, but no later than 45 days after the end of the quarter. In addition, the Company contributes 50% of each dollar contributed by each purchasing employee. The participant shall become vested in such employer contributions at a rate of 20% for each year of participation in the Stock Purchase Plan so that the employer's contribution becomes fully vested after it has remained in the Stock Purchase Plan for five years.

Subsequent to year end, management announced plans to terminate the Stock Purchase Plan. As a result, employees who were participating in the Stock Purchase Plan terminated their participation effective April 1, 1997, and all amounts previously withheld for the second quarter 1997 were refunded to the participants. The Board is in the process of reviewing a replacement plan, the details of which are not yet available, and anticipates adoption of the new plan by June 30, 1997.

Pursuant to the Board's plan for replacement of both the Employee Stock Option and the Employee Stock Purchase Plan, effective May 1, 1997, the Company granted stock options to 20 existing employees to purchase 344,000 shares of the Company's common stock at $0.35 per share. The options are vested 25% at the option date, and will vest an additional 25% each succeeding year. In addition, during May 1997, the Company granted stock options to three new employees to purchase 9,000 shares of the Company's common stock at an exercise price equal to that of the closing bid price per share 90 days after their date of hire. The options vest 25% after each six month period beginning at the date of hire. These options are exercisable upon vesting and expire one year after 100% vested.

ITEM 11.         SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS  AND
                 MANAGEMENT

The following table sets forth Common Stock ownership as of May 20, 1997, with respect to (i) each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person is 12801 North Stemmons Freeway, Suite 710, Farmers Branch, Texas 75234. Information with respect to the percent of class is based on 27,452,251 shares of the Company's Common Stock issued and outstanding as of May 20, 1997.

                                                        Shares
                                                    Beneficially     Percentage of Shares
                         Name                           Owned         Beneficially Owned
----------------------------------------------------------------------------------------
          Richard G. Dews                            11,426,976(1)(2)      41.62
          Aronowitz RI Family, L.P.                   2,000,000             7.29
          Robert D. Keyser, Jr                        2,000,000             7.29
          CLR Associates, Inc.                        1,602,564             5.84
          H. Wayne Sanderson                            680,246             2.48
          W. Curtis Overstreet                               --               --
          Directors and Officers as a                   680,246             2.48
               group (2 persons)


(1) Mr. Dews resigned in all capacities with the Company on February 9, 1997. Includes 25,000 shares owned by Mr. Dews' father.

(2) Includes 5,903,614 shares which are subject to an option to purchase such shares granted by Mr. Dews to EAI Partners, Inc. ("EAI"), pursuant to the terms of an Option Agreement entered into on November 12, 1996, by and between Mr. Dews, the Company and EAI. The options will vest over time according to a schedule included in the Option Agreement. Upon execution of the Option Agreement, Mr. Dews will maintain the right to vote 5,523,362 shares of common Stock, or 20.12% of the shares of Common Stock currently issued and outstanding. Pursuant to the terms of an Irrevocable Proxy related to the Option Agreement, EAI was to have the right to vote 50% of the shares of Common Stock underlying the unexercised but not yet terminated portion of the option, and Mr. Dews agreed not to vote the remaining 50% of the shares underlying the unexercised but not yet terminated portion of the option. However, by letter dated February 1, 1997, EAI canceled their proxy to vote any One Up shares owned by Mr. Dews effective immediately.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 6, 1996, the Company entered into an agreement to pay $100,000 over a 12 month period to a former employee in exchange for services rendered. An acceleration clause requires any remaining balance to be paid in full upon the Company raising $500,000 of capital. The December 31, 1996, balance sheet reflects the remaining unpaid balance of $25,000 as an accrued liability.

Effective April 18, 1996, two employees of the Company purchased 91,000 shares of restricted common stock at per share prices ranging from $1.50 to $1.75.

Effective June 14, 1996, the Company received into its treasury 854,903 shares of Common Stock, valued at $1.25 per share, from Richard G. Dews, then the President, Chief Executive Officer and majority shareholder of the Company, in exchange for retirement of $1,068,629 shareholder advances (composed of $984,013 principal advanced to Mr. Dews during the year ended December 31, 1995, plus $84,616 accrued and unpaid interest earned on the advance through June 14, 1996). The closing price of the Common Stock on June 14, 1996, on the NASDAQ OTC Bulletin Board was $5.00 per share.

Effective July 31, 1996, the Company entered into an agreement with one of its key employees whereby the employee had the option, expiring December 31, 1996, to purchase 50,000 shares of restricted common stock at a per share price of $2.00. As of December 31, 1996, the Company had received $31,500 for 15,750 shares of common stock as a result of the employee exercising the option to buy shares relating to the agreement. The option to purchase the remaining 34,250 shares expired unexercised on December 31, 1996.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      (1) and (2)      Financial Statements

         The financial statements listed on the index to financial statements on Page F-1 are filed as part of this Form 10-KSB.

(b)      Reports on Form 8-K

          (I) Form 8-K Current Report dated November 12, 1996, pertaining to the sale of $250,000 aggregate principal amount of 7% Convertible Subordinated Debentures due in 1999.

          (II) Form 8-K Current Report dated November 27, 1996, pertaining to the sale of $250,000 aggregate principal amount of 7% Convertible Subordinated Debentures due in 1999.

          (III) Form 8-K Current Report dated December 16, 1996, pertaining to the sale of $25,000 aggregate principal amount of 7% Convertible Subordinated Debentures due in 1999.

(c)      Exhibits

          3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Form S-18 Registration Statement under the Securities Act of 1933, as amended, filed with the Commission under S.E.C. File Number 33-28809-A).

          3.2 By-Laws of the Company (incorporated herein by reference to Form S-18 Registration Statement under the Securities Act of 1933, as amended, filed with the Commission under S.E.C. File Number 33-28809-A).

          16.1 Letter from Angel E. Lana, C.P.A., to the Securities and Exchange Commission dated June 4, 1996 (incorporated by reference to the 8-K Current Report dated June 14, 1996).

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of June, 1997.

                                          ONE UP CORPORATION

                                          By: /s/ W. CURTIS OVERSTREET
                                             --------------------------------
                                          W. Curtis Overstreet,
                                          President and
                                          Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



 By:  /s/ W. CURTIS OVERSTREET                                    June 4, 1997
    -------------------------------                               ------------
        W. Curtis Overstreet         President, Chief Executive      Dated
                                     Officer, Principal Executive
                                     Officer, and Director

 By:  /s/ H. WAYNE SANDERSON                                      June 4, 1997
    -------------------------------                               ------------
        H. Wayne Sanderson           Vice President, Secretary,      Dated
                                     Principal Financial and
                                     Accounting Officer, and
                                     Director

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(A) (1) AND (2)  FINANCIAL STATEMENTS


                                    CONTENTS

                                                                       PAGE
                                                                       -----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                       F-3

       CONSOLIDATED STATEMENTS OF OPERATIONS                             F-4

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)         F-5

       CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-7
                                                                       THROUGH
                                                                         F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
One Up Corporation

We have audited the consolidated balance sheets of One Up Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One Up Corporation and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's loss in 1996, net capital deficiency and the outstanding contingencies raise substantial doubt about the Company's ability to continue as a going concern. Management plans as to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of the uncertainty.




                                                    KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
May 12, 1997

                       ONE UP CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995


                               ASSETS                                   1996           1995
                                                                    --------------------------
 CURRENT ASSETS
      Cash                                                          $    36,939    $   713,421
      Accounts receivable - billed, net of allowance for
           doubtful accounts of $0 and $85,000, respectively            116,157        491,819
      Accounts receivable - unbilled                                    203,070           --
      Shareholder advance                                               345,035          3,766
      Income tax refund receivable                                      507,733           --
      Other current assets                                                4,827         14,984
                                                                    --------------------------
           Total current assets                                         872,492      1,565,259

 PROPERTY AND EQUIPMENT, NET                                            843,226      1,174,609

 OTHER ASSETS
      Shareholder advance, net of current portion                          --          690,072
      Financing fees                                                     68,250           --
      Deferred tax asset                                                 97,765           --
      Other assets                                                        1,300         38,098
                                                                    --------------------------
           Total other assets                                           167,315        728,170
                                                                    --------------------------

           Total Assets                                             $ 1,883,033    $ 3,468,038
                                                                    ==========================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES
      Notes payable                                                 $     2,053    $    10,932
      Accounts payable                                                  870,359        176,685
      Accrued expenses                                                  303,003         79,388
      Customer deposits in excess of unbilled receivables               678,450           --
      Shareholder advances                                               68,682          1,840
      Current income taxes payable                                         --          603,214
      Deferred tax liability                                             97,765        109,287
                                                                    --------------------------
           Total current liabilities                                  2,020,312        981,346

 LONG-TERM LIABILITIES
      Long-term portion of notes payable                                   --            1,872
      Convertible debentures                                            525,000           --
      Deferred tax liability                                               --           18,269
                                                                    --------------------------
           Total long-term liabilities                                  525,000         20,141

 MINORITY INTEREST                                                        5,632          5,671

 COMMITMENTS AND CONTINGENCIES (NOTES 3, 6, 7, 9, 10, 11, 12, 14,
 15, 16)                                                                   --             --

 STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; no par value; 200,000,000 shares authorized;
           18,002,253 and 11,337,432 shares issued in 1996 and
           1995, respectively                                         1,166,960          1,000
      Additional paid-in capital                                        712,186         66,559
      Treasury stock, at cost (854,903 shares)                       (1,068,629)          --
      Retained earnings (accumulated deficit)                        (1,478,428)     2,393,321
                                                                    --------------------------
           Total stockholders' equity (deficit)                      (  667,911)     2,460,880
                                                                    --------------------------

           Total Liabilities and Stockholders' Equity (Deficit)     $ 1,883,033    $ 3,468,038
                                                                    ==========================





                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                    Years Ended December 31, 1996 and 1995


                                                         1996           1995
                                                    ----------------------------
 REVENUES                                           $  2,259,997    $  9,065,980

 COSTS AND EXPENSES
      Salaries and benefits                            3,118,811       3,824,307
      General and administrative                         721,966         408,913
      Advertising and marketing                           98,037         165,776
      Product costs                                        1,596          47,535
      Travel                                             465,530         258,587
      Contract labor                                     835,204         749,427
      Rent                                               386,106         378,074
      Depreciation and amortization                      317,036         170,397
      Insurance                                           16,662          15,193
      Bad debt expense                                      --            85,000
      Legal and professional fees                        315,486          72,284
      Automobile expense                                   1,966          15,839
      Merger, acquisition and consulting expenses        871,586            --
                                                    ----------------------------
           Total operating expenses                    7,149,986       6,191,332
                                                    ----------------------------

      Income (loss) from operations                   (4,889,989)      2,874,648

 OTHER INCOME (EXPENSES)
      Interest income                                      7,312          69,591
      Interest income on shareholder advance              33,522          51,095
      Interest expense                                   (45,263)           (897)
      Sublease income                                       --            28,159
      Other income                                          --            15,598
      Royalty fees                                          --           (25,000)
                                                    ----------------------------
           Total other income (expenses)                  (4,429)        138,546

      Minority interest in income (loss) of
           consolidated subsidiary                            39            (633)
                                                    ----------------------------

      Income (loss) before income taxes               (4,894,379)      3,012,561

      Provision for income tax expense (benefit)      (1,177,227)      1,027,647
                                                    ----------------------------

      Net income (loss)                             $ (3,717,152)   $  1,984,914
                                                    ============================

 Net income (loss) per common share                 $     (0.231)   $      0.175
                                                    ============================

 Weighted average common shares and common
      equivalents outstanding                         16,087,903      11,337,432
                                                    ============================





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
           Consolidated Statements of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1996 and 1995



                                                 Common          Common        Preferred     Preferred
                                                 Stock           Stock           Stock         Stock       Treasury
                                                 Issued          Amount          Issued       Amount         Stock
                                             -----------------------------------------------------------------------
 Balance at January 1, 1995,
   including effect of stock split            11,337,432   $     1,000          --      $      --             --

 Net income                                         --            --            --             --             --
                                             -----------------------------------------------------------------------

 Balance at December 31, 1995                 11,337,432         1,000          --             --             --

 Issuance of stock for services rendered       2,267,486          --            --             --             --

 Effect of reverse acquisition                 1,660,350       106,220            37         37,000           --

 Conversion of preferred stock
   to common stock                                37,018        37,000           (37)       (37,000)          --

 Issuance of stock in connection with private
   placement for cash                            418,500       279,000          --             --             --

 Issuance of stock related to various
   consulting agreements and for cash          2,146,000       550,000          --             --             --

 Issuance of stock to key
   employees for cash                            106,750       173,250          --             --             --

 Treasury stock received in
   exchange for shareholder advances                --            --            --             --         (854,903)

 Issuance of stock to employees
   under the Employee Stock Purchase              28,717        20,490          --             --             --
 Plan for cash

 Net loss                                           --            --            --             --             --
                                             -----------------------------------------------------------------------

 Balance at December 31, 1996                 18,002,253   $ 1,166,960          --      $      --         (854,903)
                                             =======================================================================


                                                                             Retained
                                               Treasury      Additional       Earnings
                                                 Stock         Paid-in      (Accumulated
                                                 Amount        Capital         Deficit)     Total
                                             --------------------------------------------------------
 Balance at January 1, 1995,
   including effect of stock split           $       --      $    66,559   $   408,407    $   475,407

 Net income                                          --             --       1,984,914      1,984,914
                                             --------------------------------------------------------

 Balance at December 31, 1995                        --           66,559     2,393,321      2,460,880

 Issuance of stock for services rendered             --           67,000          --           67,000

 Effect of reverse acquisition                       --           11,377      (154,597)          --

 Conversion of preferred stock
   to common stock                                   --             --            --             --

 Issuance of stock in connection with private
   placement for cash                                --             --            --          279,000

 Issuance of stock related to various
   consulting agreements and for cash                --          567,250          --        1,117,250

 Issuance of stock to key
   employees for cash                                --             --            --          173,250

 Treasury stock received in
   exchange for shareholder advances           (1,068,629)          --            --       (1,068,629)

 Issuance of stock to employees
   under the Employee Stock Purchase                 --             --            --           20,490
 Plan for cash

 Net loss                                            --             --      (3,717,152)    (3,717,152)
                                             --------------------------------------------------------

 Balance at December 31, 1996                $ (1,068,629)   $   712,186   $(1,478,428)   $  (667,911)
                                             ========================================================

                       ONE UP CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                    Years Ended December 31, 1996 and 1995


                                                                            1996           1995
                                                                         --------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $(3,717,152)   $ 1,984,914
    Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
       Depreciation and amortization                                         317,036        170,397
       Bad debt expense                                                         --           85,000
       Deferred income tax expense (benefit)                                (127,556)       103,772
       Stock compensation expense                                             67,000           --
       Minority interest                                                         (39)           633
       Merger, acquisition and consulting expenses paid for in               567,250           --
 stock
       Change in assets and liabilities:
          (Increase) decrease in accounts receivable                         375,662       (363,081)
          Increase in unbilled revenue                                      (203,070)          --
          Increase in shareholder advance                                    (33,522)    (1,035,107)
          Decrease in inventory                                                 --           28,791
          Increase in income tax refund receivable                          (507,733)          --
          (Increase) decrease in other current assets                         10,157        (13,455)
          Increase in other assets                                           (44,902)       (26,349)
          Increase (decrease) in accounts payable                            693,674        (49,570)
          Increase in accrued expenses                                       223,615         79,388
          Increase (decrease) in income taxes payable                       (603,214)       334,616
          Increase in customer deposits                                      678,450           --
          Increase in other long-term liabilities                               --              448
                                                                         --------------------------
       Total adjustments                                                   1,412,808       (684,517)
                                                                         --------------------------
       Net cash provided (used) by operating activities                   (2,304,344)     1,300,397

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                      (81,567)    (1,040,789)
    Rebate from lessor for leasehold improvements                            109,364           --
                                                                         --------------------------
       Net cash provided (used) in investing activities                       27,797     (1,040,789)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 1,022,740           --
    Proceeds from note payable                                               100,000           --
    Proceeds from convertible debentures                                     525,000           --
    Shareholder advances                                                      63,076           --
    Repayment of notes payable                                              (110,751)       (10,223)
                                                                         --------------------------
       Net cash provided (used) in financing activities                    1,600,065        (10,223)
                                                                         --------------------------

       Net increase (decrease) in cash                                      (676,482)       249,385

 Cash - beginning                                                            713,421        464,036
                                                                         --------------------------

 Cash - ending                                                           $    36,939    $   713,421
                                                                         ==========================

 SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                     $    39,445    $       897
                                                                         ==========================
       Income taxes paid                                                 $    50,000    $   590,731
                                                                         ==========================

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
    ACTIVITIES:
       Settlement of shareholder advances through purchase of
          treasury stock                                                 $ 1,068,629    $      --
                                                                         ==========================





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



NOTE 1.  BACKGROUND AND BUSINESS ACTIVITY


One Up Corporation (formerly New York Acquisitions, Inc.) was organized under the laws of the state of Florida on February 24, 1989. The company was a development stage enterprise until it acquired a privately-owned, Texas-based company on February 29, 1996. At that time, One Up Corporation ("One Up")(then a privately-held Texas corporation) entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly-held "shell" Florida corporation. One Up became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of One Up. The name New York Acquisitions, Inc., was amended to One Up Corporation. For accounting purposes, the reorganization of One Up and the public company is regarded as an acquisition by the public company of all of the outstanding stock of One Up, and is accounted for as a recapitalization of the public company with One Up as the acquirer (a reverse acquisition). Accordingly, the historical financial statements are those of One Up.


One up was founded January 7, 1991, by Richard G. Dews. The initial focus of the business was to provide contract computer programming education. A professional curriculum was developed as the foundation for these courses. By 1992, One Up had developed and sold several software products, as well as further diversifying into consulting services and migration assistance for clients wishing to migrate their software from the Windows operating system to the IBM OS/2 platform. By 1993, One Up had identified a need for an automated migration technique and developed its first set of software tools for that purpose. Initially, One Up licensed the tools to IBM on an exclusive basis until December 31, 1995. During 1995, One Up developed more advanced migration technologies and methodologies allowing clients to migrate source code from Windows 16 bit to Windows 95 and NT, from OS/2 to Windows 95 and NT, and enhanced its capabilities to migrate Windows source code to OS/2. Since January 1996, One Up has offered its migration services to the public, utilizing these new techniques, continuing in the development and sale of strategic applications software migration technology.


One Up is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. One Up Computer Services, Ltd., was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consist of contract computer programming education that compliments the curriculum of One Up. The operations of One Up Computer Services, Ltd., in the past have not been significant to the operations of One Up. Subsequent to year end, One Up Computer Services, Ltd., ceased operations.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

The financial statements include the accounts of One Up, the public company, and its majority owned foreign subsidiary, collectively referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation on the straight-line basis over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized straight-line over the life of the improvements or the lease term if shorter.

Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

Software Development Costs

The Company begins to capitalize software development costs after technological feasibility has been established. Software costs are amortized over the estimated economic life of the software from the time that a particular product is developed.

Income Taxes

Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are determined based on differences between financial accounting and tax basis of assets and liabilities. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Company recognizes revenue as services are performed in accordance with the terms as set forth in their contract agreements. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. At December 31, 1996 and 1995, accrued expenses include approximately $0 and $39,300, respectively, of additional direct labor costs that exceed related contract revenues.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Currency Translation

The functional currency translation of the majority owned subsidiary's assets, liabilities, revenues and expenses was insignificant to the Company's consolidated financial statements. Accordingly, the accompanying consolidated financial statements do not include translation gains and losses.

Statements of Cash Flows

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less when purchased.

Income (Loss) Per Share

Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. The effect of outstanding warrants, options and convertible debentures on the net loss for 1996 would be anti-dilutive and, accordingly, they are not included in the computation of weighted average shares for the year ended December 31, 1996.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Stock-Based Compensation

The Company measures compensation cost for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The difference, if any, between the fair value of the stock on the date of grant over the amount received for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income and earnings

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


per share as if SFAS 123 had been applied (See Note 14).

Adoption of New Accounting Standards

The Company intends to adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Management of the Company does not expect that the adoption of this statement will have a material impact on the earnings per share computation.

Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to the current classification.


NOTE 3.  GOING CONCERN UNCERTAINTY


As reflected in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $4,889,989 during the year ended December 31, 1996. If the Company does not obtain funding in the near term, the Company will be unable to continue as a going concern. The Company's new management (headed up by a new President and CEO) is in the process of implementing its new business plan with a highly focused sales strategy, and believes that the growing opportunity for One Up to sell its automated migration products and services, based on rapid growth and changes in the marketplace and increasing market demand for conversion services, will yield increased revenues and earnings for 1997, although no assurances can be given regarding such increase.


The loss from continuing operations reflects the first year of activity since the Company has attempted to offer its migration services to the general public (declining renegotiation of the two lucrative IBM contracts) during which progress has been made restructuring the Company, improving efficiencies and expanding potential customer network base. Additionally, the loss includes (i) substantial expenditures for legal and other professional fees related to the reverse acquisition, the Reg S Offering, and other capital fund raising activities, (ii) a significant increase in sales and marketing staff and related expenses as the Company's previous management

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 3.  GOING CONCERN UNCERTAINTY (CONTINUED)


attempted to implement various business and sales strategies, and (iii) increased expenditures attributable to the Company's relocation to larger facilities in Westlake, Texas, such as rent, utilities and property taxes as well as depreciation expense relating to the significant costs of leasehold improvements, furniture and equipment.

Management believes that the Company is now positioned to move toward profitability during the year ended December 31, 1997. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on its ability to effectively penetrate the market for migration services by way of successful implementation of the new business plan and sales strategy.


To continue to fund its operations for the year ended December 31, 1997, the Company is actively discussing and negotiating with various outside sources for bank financing, private placement, venture capital, investment capital and other financing alternatives. Negotiations with an investment banking firm, that has previously raised capital for One Up, to raise 1,000,000 in the form of Senior Secured Promissory Notes and Common Stock Purchase Warrants are being finalized, pending filing of this annual report. Both the Company and the placement agent believe that prospects for successful completion of this fund raising venture are highly probable. Negotiations with a firm, that has previously made short-term loans to One Up, should prove favorable in terms of lending the Company an amount sufficient to cover continuing operations until such time that more permanent financing can be finalized. However, ultimately no assurance can be given that such financing can be arranged or that the terms and conditions of such financing will be acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 4.  ADVANCE TO SHAREHOLDER


During the year ended December 31, 1995, One Up advanced $984,013 to its President/CEO and majority shareholder pursuant to provisions contained in the President's employment agreement.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 4.  ADVANCE TO SHAREHOLDER (CONTINUED)


The advance was subject to an annual interest rate of 7 1/2% which was accrued as an additional advance. During the years ended December 31, 1996 and 1995, the advance earned interest income of $33,522 and $51,095, respectively. The employment agreement called for the advance to be repaid during the three year period ended December 31, 1998. However, as discussed in Note 11, on June 14, 1996, the Company received into its treasury 854,903 common shares in exchange for early retirement of the shareholder advances plus accrued interest.



NOTE 5.  PROPERTY AND EQUIPMENT


Property and equipment consists of the following at December 31, 1996 and 1995:

                                                                 1996               1995
                                                                 ----               ----
Furniture and equipment                                         $   932,110    $   860,083
Vehicle                                                                --           46,936
Leasehold improvements                                              410,512        510,336
                                                                -----------    -----------
                                                                $ 1,342,622    $ 1,417,355
Less accumulated depreciation and amortization                     (499,396)      (242,746)
                                                                -----------    -----------
                                                                $   843,226    $ 1,174,609
                                                                ===========    ===========


Depreciation expense for the years ended December 31, 1996 and 1995, was $303,586 and $157,553, respectively.

Subsequent to year end, on March 31, 1997, the leasehold improvements with a net book value at December 31, 1996, of $310,567 were released to the landlord as a result of the Company successfully negotiating the early termination of its lease for office facilities in Westlake, Texas, and moving to its present location in Farmers Branch, Texas (See Note 11).


NOTE 6.  NOTE PAYABLE


In 1994 One Up entered into an installment vehicle note payable to GMAC Financial Services. The note bore interest at 6.75% annually, had monthly principal and interest payments of $955, and was fully repaid at maturity in February 1997.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 7.  CONVERTIBLE DEBENTURES


On October 30, 1996, the Company entered into a Regulation S Offering Memorandum (the "Offering"). The Offering provided for up to $1,500,000 (plus a 15% over allotment allowance) aggregate principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). Each Debenture was convertible, at the option of the holder, at any time after 40 days following the issuance of such Debenture, and prior to maturity, into shares of the Company's common stock at a conversion price of 50% of the prior five day average closing bid price per share. The Offering, which was scheduled to terminate on November 15, 1996, was extended for a period of 45 days until December 31, 1996. The Debentures were being offered by the Placement Agent on a "best efforts" basis. As of December 31, 1996, the Offering yielded net proceeds to the Company of $456,750.


On the final closing date of the Offering, December 31, 1996, the Company was to sell to the Placement Agent a five year warrant to purchase up to the number of shares of the Company's common stock into which a Debenture in the amount of 10% of the aggregate principal amount of the Debentures sold (which was $525,000) would be convertible, or 204,878 shares. As of the report date, the Company has not completed this transaction.


On November 12, 1996, the Company entered into a financial consulting agreement (the "Agreement") with the Placement Agent. The Agreement provides for a monthly fee of $10,000 to be paid by the Company to the Placement Agent for a duration of 24 months for financial consulting services to be provided by the Placement Agent, unless the Agreement is terminated under terms stipulated in the Agreement. (To date, the Company has remitted no monthly fee amounts due under the Agreement, the entire balance of which is included in the Company's outstanding accounts payable.) The Agreement also provides that the Company shall grant to the Placement Agent warrants exercisable from time to time, either in whole or in part, during a period of five years from November 12, 1996, to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00 per share. In addition, the Agreement provides that the Placement Agent shall have the right of first refusal to act as the Company's exclusive managing underwriter or placement agent in any offering of securities without the assistance of any underwriter or placement agent.


As a condition to the Placement Agent entering into the Agreement, on November 12, 1996, Richard G. Dews, the Company and an outside investment group (the "Group") entered into an option agreement (the "Option Agreement") whereby Mr. Dews granted to the Group certain rights with respect to 6,000,000 shares of the Company's common stock owned by Mr. Dews.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 7.  CONVERTIBLE DEBENTURES (CONTINUED)


An option was granted to purchase 2,000,000 shares, at the prior five day average closing bid price per share ("Standard Exercise Price"), expiring the later of June 30, 1997, or 90 days after registration. An option was granted to purchase an additional 4,000,000 shares in 1,000,000 share blocks, at the greater of $0.50 per share or the Standard Exercise Price ("Alternate Exercise Price"), with each block vesting on June 30, 1997, September 30, 1997, December 31, 1997, and March 31, 1998, respectively, and terminating 180 days, 270 days, 365 days, and one year and 90 days, respectively, from the initial tranche termination date. The Group paid $50,000 to Mr. Dews in connection with the grant of options in exercise of an applicable number of shares at the Alternate Exercise Price. The Group agrees that by the later of April 15, 1997, or 30 days after registration, they will exercise their option to purchase $250,000 of an applicable number of shares at the Alternative Exercise Price. The Option Agreement provided that the Company shall file a shelf registration statement with the SEC within 45 days of November 12, 1996, in order to register the 6,000,000 shares underlying the option. As of the report date, the Company has not completed the registration of these shares.


Subsequent to year end, all of the Debentures (with an aggregate principal face value of $525,000) were converted to a combined total of 10,291,534 common shares on January 30, 1997, and February 4, 1997, at effective per share prices of $0.09125 and $0.04875, respectively.


NOTE 8.  INCOME TAXES


Deferred tax assets and liabilities at December 31, 1996, and December 31, 1995, consist of the following:


                                                                   1996        1995
                                                                   ----        ----
Current deferred tax asset                                      $    --      $  28,900
Current deferred tax liability                                    (97,765)    (138,187)
                                                                ---------    ---------
Net current deferred tax liability                              $ (97,765)   $(109,287)
                                                                =========    =========


Noncurrent deferred tax asset                                   $ 545,986    $    --
Noncurrent deferred tax liability                                    --        (18,269)
Valuation allowance                                              (448,221)        --
                                                                ---------    ---------
Net noncurrent deferred tax asset                               $  97,765    $ (18,269)
                                                                =========    =========

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 8.  INCOME TAXES (CONTINUED)


The current deferred tax asset at December 31, 1995, results primarily from the timing of deductibility of the allowance for doubtful accounts and compensation not currently recorded for federal income tax purposes. The noncurrent deferred tax asset at December 31, 1996, results primarily from merger and acquisition costs capitalized for federal income tax purposes and the benefit of net operating losses. The net operating loss has a 100% valuation allowance recorded against it due to the uncertainty of generating future taxable income. The current deferred tax liability at December 31, 1996 and 1995, results from the cash basis of accounting for federal income tax purposes versus the accrual basis for financial accounting purposes. The noncurrent deferred tax liability at December 31, 1995, arises from the use of accelerated methods of depreciation of property and equipment for federal income tax purposes.


The components of the provision for federal income taxes for the years ended December 31, 1996 and 1995, are as follows:


                                                        1996            1995
                                                        ----            ----
Current expense (benefit)                            $(1,049,671)   $   923,875
Deferred expense (benefit)                              (127,556)       103,772
                                                     -----------    -----------
                                                     $(1,177,227)   $ 1,027,647
                                                     ===========    ===========


The Company's income tax expense (benefit) for the years ended December 31, 1996 and 1995, differed from the statutory federal rate of 34 percent as follows:


                                                    1996          1995
                                                    ----          ----
Statutory rate applied to income (loss)
     before income taxes                        $(1,664,089)   $ 1,024,270
Increase (decrease) in income taxes:
     Penalties and interest                          64,588           --
     Valuation allowance                            448,221           --
     Amounts not deductible for
          federal income tax purposes
          and other                                  26,631          3,377
                                                -----------    -----------
Income tax expense (benefit)                    $(1,177,227)   $ 1,027,647
                                                ===========    ===========

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 8.  INCOME TAXES (CONTINUED)


At December 31, 1996, the Company owed $603,028 for income taxes (including accrued penalties and interest), related to 1995 operations, which was due March 15, 1996. The Company did not pay this expense due to anticipating the net operating loss for the year ended December 31, 1996. In January 1997, a portion of the 1996 net operating loss was carried back in order to recapture prior taxes paid, thereby generating a refund receivable for those prior taxes which was utilized, in part, to offset the entire 1995 tax liability (including penalties and interest).


At December 31, 1996, the Company has recorded an income tax receivable (net of the $603,028 taxes due for 1995 discussed above) of $507,733 relating to the net operating loss generated during 1996 of approximately $4,155,000. The portion of the net operating loss generated for the year ended December 31, 1996, eligible to be carried forward to future years in the amount of $725,000 will expire in 2011.


NOTE 9.  RELATED PARTY TRANSACTIONS


Effective June 14, 1996, pursuant to a meeting of the Board of Directors, the Company received into its treasury, from its President/CEO and majority shareholder, 854,903 common shares, valued at $1.25 per share, in exchange for early retirement of the $1,068,629 shareholder advances (comprised of $984,013 principal advanced to the key employee during the year ended December 31, 1995, plus $84,616 accrued and unpaid interest earned on the advance through June 14,
1996).


The employment agreement with the Company's former President/CEO/majority shareholder, which, among other provisions, called for annual compensation of $600,000 from January 1, 1996, to December 31, 1998, was set aside pending renegotiation. For 1996, the former President agreed to waive the annual compensation as called for in the agreement and to accept as compensation those amounts which were received.


During 1996, two shareholders/officers advanced amounts to the Company totaling $72,000. At December 31, 1996, the balance remaining due to the two shareholders was $68,682 plus $482 in accrued interest.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 10.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS


Effective February 29, 1996, 2,267,486 common shares were issued to two officers of the Company pursuant to stock option agreements dated November 1, 1995. Rather than receiving cash at the exercise of these options, consideration for the shares was recorded as compensation to the shareholders totaling $67,000 during the quarter ended March 31, 1996.

On February 29, 1996, all of the outstanding preferred stock (37 shares) was converted to 37,018 shares of common stock.

In March 1996, the Board of Directors authorized a private placement offering of 418,500 shares of common stock at $0.667 per share. The offering was fully subscribed as of March 31, 1996.

Effective March 25, 1996, the Company authorized a 1 for 1.5 forward common stock split. The financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the common stock split on a retroactive basis.

The Company entered into various consulting agreements which included the issuance of common shares during 1996 as follows: (The value of each consulting agreement was to be amortized over the life of the individual contract. However, due to no subsequent future value having been received as a result of these agreements, a one-time adjustment was recorded to expense the remaining previously unamortized value of these agreements in the amount of $158,271.)

    i) Effective April 10, 1996, pursuant to various consulting agreements for accounting, financial and legal services provided from February 29, 1996, to February 28, 1997, and valued at $91,000, the Company issued 1,365,000 shares of common stock.

    ii) Effective April 10, 1996, pursuant to a consulting agreement for accounting and financial services provided from March 29, 1996, to March 28, 1997, and valued at $50,000, the Company issued 40,000 shares of common stock.

    iii) Effective April 17, 1996, pursuant to a consulting agreement for legal services provided from April 15, 1996, to October 15, 1996, and valued at $12,500, the Company issued 10,000 shares of common stock.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 10.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)


    iv) Effective April 17, 1996, pursuant to a consulting agreement for services provided from April 8, 1996, to April 7, 1997, and valued at $13,750, the Company issued 11,000 shares of common stock. In addition, the Company granted warrants to purchase up to 800,000 common shares at per share prices ranging from $1.00 to $2.50. At December 31, 1996, only 400,000 warrants had been exercised, for which 400,000 shares of common stock were issued and $550,000 was received by the Company. The remaining 400,000 warrants were not exercised and expired prior to December 31, 1996.

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


Effective July 9, 1996, the Company entered into a consulting agreement whereby in exchange for public relations services the Company was to issue, as partial compensation for the services, common stock valued at $92,500 on September 30, 1996, and $92,500 on December 31, 1996, based on the closing bid price at the date of issue. At December 31, 1996, no shares had been issued as a result of this agreement, and the Company owed $40,640 for public relations services relating to the agreement which was past due and unpaid (currently recorded as an outstanding trade accounts payable). Subsequent to year end, both the Company and the firm providing the public relations services mutually agreed to cancel the consulting agreement. Additionally, it was agreed that compensation for the public relations services would be that which was billed for those services and that no common stock was to be issued as a result of the consulting agreement.


Effective July 31, 1996, the Company entered into an agreement with one of its key employees whereby the employee had the option, expiring December 31, 1996, to purchase 50,000 shares of restricted common stock at a per share price of $2.00. As of December 31, 1996, the Company had received $31,500 for 15,750 shares of common stock as a result of the employee exercising the option to buy shares relating to the agreement. The option to purchase the remaining 34,250 shares expired unexercised on December 31, 1996.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 10.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)


Effective July 1, 1996, the Company adopted a stock purchase plan ("Plan") designed to provide its employees with a proprietary interest in the Company. The Plan's fiscal year end is June 30. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. Under this Plan, via semi-monthly payroll deduction, eligible employees may elect to withhold up to 15% of their gross annual salary for the purpose of purchasing the Company's common stock. At the end of each quarter, the stock is purchased at the closing trade price on the last date of the last month of the calendar quarter, and employees are issued their purchased shares as soon as it is administratively feasible, but no later than 45 days after the end of the quarter. In addition, each participant purchase is matched 50% by the Company. Participants' vesting in the Company match will increase 20% on July 1 of each year for the stock purchased during the preceding Plan year, and stock certificates will be issued after the match for the affected plan year has become 100% vested.


During the third quarter of 1996, pursuant to the Plan, employees purchased 8,455 shares of the Company's common stock valued at $11,626 based on the September 30, 1996, closing bid price of $1.375 per share. 1,574 shares of common stock (representing the Company's 50% match due to participants who, to date, remain employed by the Company) will be issued effective July 1, 1997, subject to vesting requirements as described in the Plan documents.


During the fourth quarter of 1996, pursuant to the Plan, employees purchased 20,262 shares of the Company's common stock valued at $8,864 based on the December 31, 1996, closing bid price of $0.4375 per share. 4,778 shares of common stock (representing the Company's 50% match due to participants who, to date, remain employed by the Company) will be issued effective July 1, 1997, subject to vesting requirements as described in the Plan documents.


Subsequent to year end, management announced plans to terminate the Employee Stock Purchase Plan. As a result, employees who were participating in the Plan terminated their participation effective April 1, 1997, and all amounts previously withheld for the second quarter 1997 were refunded to the participants. The Board is in the process of reviewing a replacement plan, the details of which are not yet available, and anticipates adoption of the new plan by June 30, 1997.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 11.  COMMITMENTS AND CONTINGENCIES


In May 1995, One Up leased its former office facility located in Westlake, Texas, from IBM under a noncancelable operating lease, which was to expire April 2000. In March 1997, however, due to the forthcoming increase in rental rates per square foot to more than double the current rates coupled with the Company's need to reduce overhead and monthly expenses, One Up's new management successfully negotiated a settlement for early cancellation of the lease. The terms of the agreement reached between One Up and IBM included cancellation of the lease effective March 31, 1997, in turn for One Up's payment of $20,000 to IBM in settlement of approximately $90,000 owed to IBM and the property management company for past due rent, utilities and other related expenses. In addition, One Up released to the landlord leasehold improvements that it had previously made to the facility with a net book value of $310,567 at December 31, 1996.


On April 7, 1997, One Up leased its present office facility under a noncancelable operating lease, which expires April 30, 2000. Future minimum commitments under this lease are as follows:


    Period ending December 31,
         1997                                      $     93,720
         1998                                           127,800
         1999                                           127,800
         2000                                            42,600
                                                   ------------
         Total                                     $    391,920
                                                   ============


In May 1995, the Company leased two copiers from Danka under a noncancelable operating lease, which was to expire April 2000. However, due to the Company's urgent need to reduce overhead and monthly expenses, in March 1997, at which time One Up was four months in arrears on payments ($9,766) for the leased copiers, the Company contacted Danka in an attempt to negotiate return of one or both of the copiers. The Company was not successful in negotiating a change to the lease and was, therefore, forced to abandon the copiers effective March 31, 1997. At that time, the copiers were repossessed by Danka to be refurbished and sold with any difference between the proceeds and the remaining total payments on One Up's lease ($90,679) to be charged back and billed to the Company at that time. Any such difference to be charged back would relate to the year ended December 31, 1997, and will be recorded by the Company accordingly.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


Beginning in April 1996, the Company entered into a series of one year lease agreements with AT&T for various computer equipment at an average monthly cost of approximately $12,000 for the first year. Under terms of the agreement, for each year thereafter that the Company renews its lease for the equipment, the monthly cost will be reduced by one-half the cost of the first year, to approximately $6,000 from this date forward.


In June 1996, the Company leased their telephone system from Southwestern Bell under a noncancelable operating lease, which will expire April 2000. The lease calls for monthly payments in the amount of $2,187.


In April 1997, the Company leased a refurbished copier from The Copier Source under a thirty-six month, noncancelable operating lease. The lease calls for monthly payments in the amount of $124.


Effective May 1, 1995, One Up entered into an employment agreement through December 31, 1998, with its former President/CEO and majority shareholder. The agreement, which provided for annual compensation of $600,000, an automobile allowance, and group, life and disability insurance coverage, was set aside pending renegotiation. For 1996, the former President agreed to waive the annual compensation as called for in the agreement and to accept as compensation those amounts which were received. The original agreement also provided for an advance to the key employee of up to $1,000,000 prior to December 31, 1995, at an annual interest rate of 7 1/2%. The advance amount was to be repaid during the three year period ended December 31, 1998 (See Note 4).


In addition to the previously mentioned employment agreement with its former President/CEO, during 1996 the Company entered into employment agreements with several key employees for a term of one year (automatically renewing each year), of which six remain employed by the Company to date. The total base salary of the six remaining employees is approximately $431,250.


Pursuant to provisions within the remaining key employee employment agreements, one employee was granted common stock options equal to his annual base salary. Such options, valued at 85% of the market value of the Company's common stock on July 1, 1996 ($4.75),

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


must be exercised in the period from July 1, 1997, to June 20, 1998. The annual base salary of the employee as of the date the options were granted was approximately $105,000.


On October 25, 1996, pursuant to amendments to some of the employment agreements, three employees were granted options to purchase 450,000 and 200,000 shares of the Company's common stock at per share prices of $1.00 and $2.00, respectively, exercisable from March 2, 1997, to March 1, 1998, and from June 2, 1997, to June 1, 1998, respectively. Effective January 15, 1997, 200,000 and 100,000 of the aforementioned options were canceled upon resignation of one of the employees. Although another of the employees was laid-off effective February 14, 1997, pursuant to terms of the Amendment, those options remain exercisable due to circumstances stipulated in the Amendment. Therefore, to date, 250,000 and 100,000 of the options remain exercisable.


Subsequent to year end, a key employee, who had entered into a one year employment agreement with the Company during 1996, was laid-off. Pursuant to terms of an amendment to the employment agreement, the Company believes it may be liable to the employee for severance pay equal to the employee's annual salary of approximately $70,000. Any such liability would relate to the year ended December 31, 1997, and will be recorded by the Company accordingly.


Effective April 10, 1997, the Company entered into a one year employment agreement with its newly elected President and CEO. The agreement includes provisions for an annual base salary of $90,000, incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement, and sales commissions. In addition, the agreement contains a provision granting options to purchase ten percent (10%) of the total number of common shares outstanding as of the date of the agreement (which computes to 2,745,225 shares) at an exercise price of $0.37 per share. The options vest at the rate of 25% after each six month period beginning April 10, 1997. Any unexercised options will expire four years after the vesting date, except as provided under special conditions and circumstances as noted in the agreement.


On December 11, 1996, a former employee filed suit against the Company, for Breach of Employment Agreement, in Fairfax County, Virginia, in connection with the Company's decision to terminate employment of the former employee effective July 31, 1996, upon closing of the Company's remote sales office located in Virginia. Due to defective service of process,

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


the Company was not aware that this suit had been filed until March 1997 when the Company's counsel received notice that the Virginia courts had awarded a default judgment against the Company in the amount of $110,139 effective February 21, 1997. On March 27, 1997, the Company filed for a motion of continuance on the evidentiary hearing on damages, which had been set for March 28, 1997, and for a motion to set aside the default judgment. At the hearing held on April 11, 1997, the Virginia courts again ruled against the Company upholding the previously awarded default judgment. On April 18, 1997, the former employee offered to settle the matter for 75% of the judgment plus an agreement from the Company to register the 21,000 restricted shares of the Company's common stock that he purchased in April 1996. On April 29, 1997, the Company proposed a counter offer to settle in the amount of $25,000, of which $12,500 would be payable by May 20, 1997, with the balance payable in ten equal installments of $1,250 on the 15th of each month until fully paid. The Company believes that it has substantial defenses and remedies available and it will pursue all available avenues to vigorously defend its position. The Company believes it has no liability resulting from termination of the former employee and that the default judgment awarded by the Virginia courts would not be upheld in the Texas courts where the former employee will be forced to domesticate his award. However, the Company has accrued $31,250 at December 31, 1996, in connection with this suit. Ultimately, the settlement amount, if any, may differ from the Company's expected settlement amount as discussed above.


On March 7, 1997, Boynton Beach Financial Corp. (a former consultant to the Company) filed suit against the Company, for Fraud in the amount of $15,000 and Tortious Interference in the amount of $15,000, in Circuit Court, Palm Beach, Florida. Subsequent to filing the suit, the plaintiff's principal shareholder and officer died. The Company believes this is sufficient cause for the suit to be withdrawn. Additionally, the Company believes that the case has no merit, the Company has no liability resulting from its relationship with the plaintiff, the Company has substantial defenses and remedies available, and the Company will pursue all available avenues to vigorously defend its position. The Company has not accrued any amounts in connection with this suit as it believes no amounts are due or will be paid.


On March 6, 1996, the Company entered into an agreement to pay $100,000 over a 12 month period to a former employee in exchange for services rendered. An acceleration clause requires any remaining balance to be paid in full upon the Company raising $500,000 of capital. The December 31, 1996, balance sheet reflects the remaining unpaid balance of $25,000 as an accrued liability. Subsequent to year end, on March 7, 1997, the former employee filed suit against the Company, for Breach of Contract, in County Court, Dallas County, Texas, seeking

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


payment for the unpaid balance in the amount of $25,000, plus attorneys' fees (estimated by the former employee at $20,000), court costs and interest. On March 25, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. The case is presently awaiting trial, which has been set for June 23, 1997, as the Company continues negotiations for a settlement.


On January 21, 1997, Integrated Documentation, Inc., filed suit against the Company, for Breach of Contract, in County Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $24,854, plus attorney fees (estimated by Integrated to be $19,925), court costs and interest. On January 28, 1997, Integrated filed a motion for summary judgment. On February 14, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. On April 18, 1997, Integrated was awarded a judgment against the Company in the amount of $24,854. On April 25, 1997, the Company received plaintiff's first set of interrogatories. On May 6, 1997, the Company offered to settle for payout arrangements of $1,000 payable upon settlement with the balance payable monthly in $1,000 equal installments until fully paid. The case is presently awaiting trial, which has been set for June 24, 1997, as the Company continues its efforts to settle the suit.


On February 4, 1997, Romac International, Inc., filed suit against the Company, for Breach of Contract, in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $137,448, plus attorney's fees and interest. On March 25, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. At present, the Company is awaiting a response from Romac while continuing to negotiate a settlement.


On April 16, 1997, Business Aircraft Leasing, Inc., filed suit against the Company, for Default, in Tennessee Judicial District Chancery Court, Nashville, Tennessee, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $22,764, plus attorney fees, litigation expenses and interest. The case is presently in negotiations. The expected outcome is settlement of the suit for approximately $15,000, 50% of which would be payable upon settlement with the remainder to be paid out over time.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


On April 24, 1997, Ciber, Inc., filed suit against the Company in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $55,650, plus attorney fees, costs of suit and interest. On May 12, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. At present, the Company is awaiting a response from Ciber while continuing to negotiate a settlement.


On April 28, 1997, Interactive Software, Inc., filed suit against the Company in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $71,000, plus attorney fees, court costs and interest. The case is presently in negotiations. The expected outcome is settlement of the suit for approximately $50,000, 50% of which would be payable upon settlement with the remainder to be paid out over time.


On May 19, 1997, Innova Solutions, Inc., filed suit against the Company in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $100,227, plus attorney fees, court costs and interest. The case is presently in negotiations. The expected outcome is settlement of the suit for approximately $70,000, 50% of which would be payable upon settlement with the remainder to be paid out over time.


Of the seven immediately aforementioned lawsuits (six of which are for unpaid trade accounts payable and one is for unpaid amounts relating to an agreement for services), $398,881 of the total $436,943 relates to amounts included in the Company's outstanding accounts payable balances at December 31, 1996. The $38,062 remaining is for services rendered in 1997, and is therefore appropriately recorded by the Company in 1997.


From January 17, 1997, to March 14, 1997, the Company failed to pay earned but unused vacation pay to terminated employees (both layoffs and resignations) totaling $46,284 that was due and payable at the dates of termination. Due to a lack of funds, the Company did not timely pay these amounts, and, to date, these amounts remain unpaid. If any former employees file against the Company for these unpaid wages, the Company's failure to timely pay earned but unused vacation pay to its former employees could result in fines being imposed by the Texas Workforce Commission. The liability for the unpaid wages is recorded in the accompanying

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


financial statements as part of accrued liabilities (to the extent such wages were earned during 1996).


Currently, the Company is late in filing both its Form 10-KSB for the year ended December 31, 1996, and its Form 10-QSB for the quarter ended March 31, 1997.


NOTE 12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS


Financial instruments of the Company that are subject to credit risk are cash and trade accounts receivable. Approximately $113,432 of the net accounts receivable has been collected through the date of this report. The Company's accounts receivable balances are generally unsecured. In the event of complete nonperformance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.


For the year ended December 31, 1996, approximately 57% of the Company's gross revenues were earned from three customers, each of whom separately contributed 31%, 13% and 13% to the Company's total gross revenues for the year then ended.


For the year ended December 31, 1995, approximately 85% of the Company's revenues and earnings resulted from an exclusive licensing agreement with IBM Corporation. The Company allowed the licensing agreement to expire on December 31, 1995.


Subsequent to year end, upon learning of the financial difficulties of One Up, two customers canceled contracts in progress and all work ceased in late January 1997. The remaining value of these contracts totaled $191,680 in revenues yet to be earned (all of which would have been recognized within the first quarter of 1997) of which $166,400 remained to have been billed and collected. Of the $112,300 in revenues actually earned on the two contracts, $137,600 has been billed and collected. In a related matter, although all work had been completed on another contract and final billings sent as of January 9, 1997, the customer now refuses to pay $149,000 (of which $105,710 is included in unbilled accounts receivable at December 31, 1996) due to cancellation of the subsequent contract, collection of which is doubtful. Any loss would be incurred in the year ended December 31, 1997, and will be recorded by the Company accordingly.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS


Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, trade accounts receivable, advance payment receivables, accounts payable, accrued liabilities and deposits and other liabilities are carried at amounts that reasonably approximate their fair values.


                                             December 31, 1996
                                        ---------------------------
                                         Carrying            Fair
                                          amount            value
                                        ----------       ----------
Fixed rate debt                         $  570,303       $  570,303
                                        ==========       ==========


The fair values of the Company's fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since origination of the fixed rate debt.


NOTE 14.  STOCK OPTIONS AND WARRANTS


Pursuant to various note agreements and in accordance with employee agreements for key employees, the Company has issued certain stock options and warrants. The options are all considered compensatory.


Following is a summary of warrant and option activity:


                                                                                    Warrant/Option Price
                                    Compensatory                                   -----------------------
                                       Options       Warrants      Total           Per Share       Total
----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994            --           --           --           $   --       $      --
     Granted                           2,267,486         --      2,267,486          0.0295          67,000
     Exercised                              --           --           --               --              --
                                      --------------------------------------------------------------------
Outstanding at December 31, 1995       2,267,486         --      2,267,486          0.0295          67,000
     Granted                             887,551    1,254,878    2,142,429          1.6149       3,459,750
     Canceled                            119,449      400,000      519,449          2.5267       1,312,500
     Exercised                         2,283,236      400,000    2,683,236          0.2417         648,500
                                      --------------------------------------------------------------------
Outstanding at December 31, 1996         752,352      454,878    1,207,230         $1.2970      $1,565,750
                                      ====================================================================

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 14.  STOCK OPTIONS AND WARRANTS (CONTINUED)


The outstanding stock options and warrants expire from March 1, 1998, through June 20, 1998.


The following summarizes information about compensatory options outstanding at December 31, 1996:

                       Outstanding Options                                        Options Exercisable
----------------------------------------------------------------------       -------------------------------
                                        Weighted Avg.
     Range of            Number           Remaining       Weighted Avg.         Number         Weighted Avg.
  Exercise Prices     Outstanding        Contractual     Exercise Price      Exercisable        Exercisable
                                            Life                                                   Price
------------------------------------------------------------------------------------------------------------
$1.00 to $4.0375       752,352           1.27 Years          $1.68               -                 n/a



The options granted in 1996 and 1995 have exercise prices which approximate fair value at the date of grant and accordingly, no compensation cost has been recognized for compensatory stock options in the accompanying consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                            Years ended December 31,
                                                               1996             1995
                                                               ----             ----
Net income (loss)                 As reported              $(3,717,152)     $ 1,984,914
                                                           ===========      ===========
                                  Pro forma                $(4,154,309)     $ 1,979,698
                                                           ===========      ===========


Income (loss) per common share    As reported              $    (0.231)     $     0.175
                                                           ===========      ===========
                                  Pro forma                $    (0.258)     $     0.175
                                                           ===========      ===========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model with the following assumptions used for grants in both 1996 and 1995, divided yield of 0%, all options issued prior to beginning trading as a public company have an assumed volatility of 0%. Volatility subsequent to the Company going public and trading its stock was 159%, risk free interest rates ranging from 5.125% to 6.125% over a two year period with an expected life of 2 to 3 years.

The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1996 and 1995



NOTE 15.  EMPLOYEE SAVINGS PLAN


Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan ("Plan") for its employees. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made for the years ended December 31, 1996 and 1995. During 1995, $93,508 in discretionary employer contributions were made for the year ended December 31, 1994. Participants are 100% vested in the portion of the plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.


NOTE 16.  SUBSEQUENT EVENTS


During the first quarter of 1997, pursuant to the Employee Stock Purchase Plan, employees purchased 13,367 shares of the Company's common stock valued at $5,097 based on the March 31, 1997, closing bid price of $0.38 per share. 5,499 shares of common stock (representing the Company's 50% match due to participants who, to date, remain employed by the Company) will be issued effective July 1, 1997, subject to vesting requirements as described in the Plan documents.


Effective May 1, 1997, the Company granted stock options to 20 existing employees to purchase 344,000 shares of the Company's common stock at $0.35 per share. The options are vested 25% at the option date, and will vest an additional 25% each succeeding year. The options are exercisable upon vesting and expire one year after 100% vested.


During May 1997, the Company granted stock options to three new employees to purchase 9,000 shares of the Company's common stock at an exercise price equal to that of the closing bid price per share 90 days after their date of hire. The options vest 25% after each six month period beginning at the date of hire and may be exercised upon vesting. Any unexercised options will expire one year after 100% vested.

                                    EXHIBIT INDEX
                                    -------------

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27          Financial Data Schedule
