Form 10QSB
period 1997-03-31
ONE UP CORP
filed 1997-06-11
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 1997, the issuer had 27,452,251 shares of common stock, no par value, outstanding.

                                     INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets at March 31, 1997, and December 31, 1996

         Statements of Operations for the three months ended
                  March 31, 1997 and 1996

         Statements of Cash Flows for the three months ended
                  March 31, 1997 and 1996

         Notes to Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Overview:  Introduction, Background and Sales Strategy

         Results of Operations:
                  Comparison of the Three Months Ended March 31, 1997 and 1996

         Liquidity and Capital Resources


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     A Statement of Computations of Per Share Earnings


SIGNATURES

                       ONE UP CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                     March 31, 1997, and December 31, 1996

                                                                                   (Unaudited)      (Audited)
                                    ASSETS                                          03/31/97        12/31/96
                                                                                 ---------------- -------------
CURRENT ASSETS
     Cash                                                                        $    96,009    $    36,939
     Accounts receivable - billed, net of allowance for
          doubtful accounts of $76,200 and $0, respectively                          155,025        116,157
     Accounts receivable - unbilled, net of allowance for
          doubtful accounts of $47,520 and $0, respectively                           66,350        203,070
     Shareholder advance                                                               3,766          3,766
     Income tax refund receivable                                                       --          507,733
     Other receivable                                                                  8,200           --
     Other current assets                                                              5,532          4,827
                                                                                 -----------    -----------
          Total current assets                                                       334,882        872,492

PROPERTY AND EQUIPMENT, NET                                                          466,132        843,226

OTHER ASSETS
     Financing fees                                                                     --           68,250
     Deferred tax asset                                                               97,765         97,765
     Other assets                                                                       --            1,300
                                                                                 -----------    -----------
          Total other assets                                                          97,735        167,315
                                                                                 -----------    -----------

          Total Assets                                                           $   898,779    $ 1,883,033
                                                                                 ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                               $      --      $     2,053
     Accounts payable                                                                961,111        870,359
     Accrued expenses                                                                342,287        303,003
     Customer deposits in excess of unbilled receivables                             301,750        678,450
     Shareholder advances                                                             68,682         68,682
     Deferred tax liability                                                           97,765         97,765
                                                                                 -----------    -----------
          Total current liabilities                                                1,771,595      2,020,312

LONG-TERM LIABILITIES
     Convertible debentures                                                             --          525,000

MINORITY INTEREST                                                                     (3,752)         5,632

COMMITMENTS AND CONTINGENCIES                                                           --             --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; no par value; 200,000,000 shares authorized; 28,307,154 and
          18,002,253 shares issued at March 31, 1997,
          and December 31, 1996, respectively                                      1,697,040      1,166,960
     Additional paid-in capital                                                      712,186        712,186
     Treasury stock, at cost (854,903 shares)                                     (1,068,629)    (1,068,629)
     Retained earnings (accumulated deficit)                                      (2,209,661)    (1,478,428)
                                                                                 -----------    -----------
          Total stockholders' equity (deficit)                                      (869,064)      (667,911)
                                                                                 -----------    -----------

          Total Liabilities and Stockholders' Equity (Deficit)                   $   898,779    $ 1,883,033
                                                                                 ===========    ===========









      The accompanying notes are an integral part of these consolidated financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)


                                                        1997           1996
                                                   ------------    ------------
REVENUES
     Sales                                         $    688,842    $    459,974
     Gain on sale of assets                                 892            --
                                                   ------------    ------------
     Total revenues                                     689,734         459,974

COSTS AND EXPENSES
     Salaries and benefits                              600,323         643,615
     General and administrative                          50,857          63,154
     Advertising and marketing                              411           6,006
     Product costs                                         --             1,028
     Travel                                              14,788          59,040
     Contract labor                                      59,218         110,279
     Rent                                                21,201          87,830
     Depreciation and amortization                       72,280          71,185
     Loss on release of assets                          284,573            --
     Insurance                                            3,715           3,644
     Bad debt expense                                   123,720            --
     Legal and professional fees                         91,342         124,345
     Merger, acquisition and consulting expenses           --           114,997
                                                   ------------    ------------
          Total operating expenses                    1,322,428       1,285,123
                                                   ------------    ------------

     Income (loss) from operations                     (632,694)       (825,149)

OTHER INCOME (EXPENSES)
     Interest income                                        496          21,710
     Interest expense                                   (16,987)           (184)
     Financing fees                                     (68,250)           --
                                                   ------------    ------------
          Total other income (expenses)                 (84,741)         21,526

     Minority interest in income (loss) of
          consolidated subsidiary                        (9,384)           (805)
                                                   ------------    ------------

     Income (loss) before income taxes                 (726,819)       (804,428)

     Provision for income tax expense (benefit)          23,182        (256,608)
                                                   ------------    ------------

     Net income (loss)                             $   (750,001)   $   (547,820)
                                                   ============    ============

Net income (loss) per common share                 $     (0.031)   $     (0.043)
                                                   ============    ============

Weighted average common shares and common
     equivalents outstanding                         24,436,316      12,786,853
                                                   ============    ============












       The accompanying notes are an integral part of these consolidated financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)


                                                            1997         1996
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $(750,001)   $(547,820)
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
      Depreciation and amortization                         72,280       71,185
      Gain on sale of assets                                  (892)        --
      Loss on release of assets                            284,573         --
      Assets given in lieu of wages                         14,233         --
      Bad debt expense                                     123,720         --
      Financing fees                                        68,250         --
      Deferred income tax expense (benefit)                   --       (259,951)
      Stock compensation expense                              --         67,000
      Minority interest                                      9,384          805
     Change in assets and liabilities:
         (Increase) decrease in accounts receivable       (115,068)     236,001
         Decrease in unbilled revenue                       89,200         --
         Increase in shareholder advance                      --        (20,145)
         Increase in subscription receivable                  --        (10,000)
         Decrease in income tax refund receivable          507,733         --
         Increase in other receivable                       (8,200)    (109,365)
         Increase in other current assets                     (705)     (11,318)
         Decrease in other assets                             --         24,000
         Increase (decrease) in accounts payable            90,752      (72,203)
         Increase in accrued expenses                       39,284      151,275
         Decrease in income taxes payable                     --        (52,252)
         Increase (decrease) in customer deposits         (376,700)      17,200
         Decrease in other long-term liabilities              --         (1,840)
                                                         ---------    ---------
      Total adjustments                                    797,844       30,392
                                                         ---------    ---------
      Net cash provided (used) by operating activities      47,843     (517,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                        --         (2,989)
   Sales of property and equipment                           8,200         --
   Rebate from lessor for leasehold improvements              --        109,365
                                                         ---------    ---------
      Net cash provided (used) in investing activities       8,200      106,376

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    5,080      279,000
   Proceeds from short-term notes                          200,000         --
   Repayment of notes payable                             (202,053)      (2,510)
                                                         ---------    ---------
      Net cash provided (used) in financing activities       3,027      276,490
                                                         ---------    ---------

      Net increase (decrease) in cash                       59,070     (134,562)

Cash - beginning                                            36,939      713,421
                                                         ---------    ---------

Cash - ending                                            $  96,009    $ 578,859
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                      $   8,085    $     184
                                                         =========    =========
      Income taxes paid                                  $    --      $  55,594
                                                         =========    =========





      The accompanying notes are an integral part of these consolidated financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by One Up Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, including the accompanying notes. The results of operations for the interim period shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.


NOTE 2.  BUSINESS ACTIVITY

On February 29, 1996, One Up Corporation ("One Up"), a Texas corporation, entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell" Florida corporation. One Up became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of One Up. The name New York Acquisitions, Inc., was changed to One Up Corporation.


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

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Share

Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods.


NOTE 4.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $632,694 during the quarter ended March 31, 1997, and the Company's current liabilities exceed current assets in the amount of $1,436,713. If the Company does not obtain funding in the near term, the Company will be unable to continue as a going concern. The Company's new management (headed up by a new President and CEO) is in the process of implementing its new business plan with a highly focused sales strategy, and believes that the growing opportunity for the Company to sell its automated migration products and services, based on rapid growth and changes in the marketplace and increasing market demand for conversion services, will yield increased revenues and earnings for 1997, although no assurances can be given regarding such increase.

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

To continue to fund its operations for the year ended December 31, 1997, the Company is actively discussing and negotiating with various outside sources for bank financing, private placement, venture capital, investment capital and other financing alternatives. Negotiations with an investment banking firm, that has previously raised capital for the Company, to raise $1,000,000 in the form of Senior Secured Promissory Notes and Common Stock Purchase Warrants are being finalized, pending filing of this quarterly report. Both the Company and the placement agent believe that prospects for successful completion of this fund raising venture are highly probable. Negotiations with a firm, that has previously made short-term loans to the Company, should prove favorable in terms of lending the Company an amount sufficient to cover continuing operations until such time that more permanent financing can be finalized. However, ultimately no assurance can be given that such financing can be arranged or that the terms and conditions of such financing will be acceptable to the Company.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 4.  GOING CONCERN UNCERTAINTY (CONTINUED)

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 5.  CONVERTIBLE DEBENTURES

On October 30, 1996, the Company entered into a Regulation S Offering Memorandum (the "Offering"). As of the closing date, December 31, 1996, the Offering yielded net proceeds to the Company of $456,750.

In connection with the Offering, on November 12, 1996, the Company entered into a financial consulting agreement (the "Agreement") with the Placement Agent. The Agreement provides for a monthly fee of $10,000 to be paid by the Company to the Placement Agent for a duration of 24 months for financial consulting services to be provided by the Placement Agent. (To date, the Company has remitted no monthly fee amounts due under the Agreement, the entire balance of which is included in the Company's outstanding accounts payable.)

As a condition to the Placement Agent entering into the Agreement, on November 12, 1996, Richard G. Dews, the Company and an outside investment group (the "Group") entered into an option agreement (the "Option Agreement") whereby Mr. Dews granted to the Group certain rights with respect to 6,000,000 shares of the Company's common stock owned by Mr. Dews. The Option Agreement provided that the Company shall file a shelf registration statement with the SEC within 45 days of November 12, 1996, in order to register the 6,000,000 shares underlying the option. To date, the Company has not completed the registration of these shares.

During the first quarter of 1997, all of the Debentures (with an aggregate principal face value of $525,000) were converted to a combined total of 10,291,534 common shares on January 30, 1997, and February 4, 1997, at effective per share prices of $0.09125 and $0.04875, respectively.


NOTE 6.  INCOME TAXES

Deferred tax assets and liabilities at March 31, 1997, and December 31, 1996, consist of the following:

                                              03/31/97    12/31/96
                                              --------    --------
Current deferred tax asset                    $   --      $   --
Current deferred tax liability                 (97,765)    (97,765)
                                              --------    --------
Net current deferred tax liability            $(97,765)   $(97,765)
                                              ========    ========

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 6.  INCOME TAXES (CONTINUED)

Noncurrent deferred tax asset              $  800,986    $  545,986
Noncurrent deferred tax liability                --            --
Valuation allowance                          (703,221)     (448,221)
                                           ----------    ----------
Net noncurrent deferred tax asset          $  (97,765)   $  (97,765)
                                           ==========    ==========

The noncurrent deferred tax asset results primarily from merger and acquisition costs capitalized for federal income tax purposes and the benefit of net operating losses. The net operating loss has a 100% valuation allowance recorded against it due to the uncertainty of generating future taxable income. The current deferred tax liability results from the cash basis of accounting for federal income tax purposes versus the accrual basis for financial accounting purposes.

At December 31, 1996, the Company recorded an income tax refund receivable in the amount of $507,733 relating to the net operating loss of approximately $4,155,000 incurred during the year then ended. The refund (net of penalties and interest due) was received during the first quarter of 1997. The portion of the 1996 net operating loss eligible to be carried forward to future years in the amount of approximately $725,000 will expire in 2011.

The net operating loss incurred during the quarter ended March 31, 1997, was approximately $750,000. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.


NOTE 7.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS

Effective July 1, 1996, the Company adopted a stock purchase plan ("Plan") designed to provide its employees with a proprietary interest in the Company. During the first quarter of 1997, pursuant to the Plan, employees purchased 13,367 shares of the Company's common stock valued at $5,080 based on the March 31, 1997, closing bid price of $0.35 per share. 5,499 shares of common stock (representing the Company's 50% match due to participants who, to date, remain employed by the Company) will be issued effective July 1, 1997, subject to vesting requirements as described in the Plan documents.

During 1997, management announced plans to terminate the Employee Stock Purchase Plan. As a result, employees who were participating in the Plan terminated their participation effective April 1, 1997, and all amounts previously withheld for the second quarter 1997 were refunded to the participants. The Board is in the process of reviewing a replacement plan, the details of which are not yet available, and anticipates adoption of the new plan by June 30, 1997.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 7.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)

Effective May 1, 1997, the Company granted stock options to 20 existing employees to purchase 344,000 shares of the Company's common stock at $0.35 per share. The options are vested 25% at the option date, and will vest an additional 25% each succeeding year. The options are exercisable upon vesting and expire one year after 100% vested. To date, no options have been exercised.

During May 1997, the Company granted stock options to three new employees to purchase 9,000 shares of the Company's common stock at an exercise price equal to that of the closing bid price per share 90 days after their date of hire. The options vest 25% after each year beginning at the date of hire and may be exercised upon vesting. Any unexercised options will expire one year after 100% vested.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

In May 1995, One Up leased its former office facility located in Westlake, Texas, from IBM under a noncancelable operating lease, which was to expire April 2000. In March 1997, however, due to the forthcoming increase in rental rates per square foot to more than double the current rates coupled with the Company's need to reduce overhead and monthly expenses, the Company's new management successfully negotiated a settlement for early cancellation of the lease. The terms of the agreement reached between One Up and IBM included cancellation of the lease effective March 31, 1997, in turn for One Up's payment of $20,000 to IBM in settlement of approximately $110,000 owed to IBM and the property management company for past due rent, utilities and other related expenses. In addition, One Up released to the landlord leasehold improvements that it had previously made to the facility with a net book value of $284,573 at March 31, 1997.

On April 7, 1997, the Company leased its present office facility under a noncancelable operating lease, which expires April 30, 2000. Future minimum commitments under this lease are as follows:

         Period ending March 31,
                  1998                          $   127,800
                  1999                              127,800
                  2000                              127,800
                  Thereafter                         10,650
                                                -----------
                  Total                         $   394,050
                                                ===========

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 1995, One Up leased two copiers from Danka under a noncancelable operating lease, which was to expire April 2000. However, due to the Company's need to reduce overhead and monthly expenses, in March 1997, at which time One Up was four months in arrears on payments ($9,766) for the leased copiers, the Company contacted Danka in an attempt to negotiate return of one or both of the copiers. The Company was not successful in negotiating a change to the lease and was, therefore, forced to abandon the copiers effective March 31, 1997. At that time, the copiers were repossessed by Danka to be refurbished and sold with any difference between the proceeds and the remaining total payments on One Up's lease ($90,679) to be charged back and billed to the Company at that time. Any such difference to be charged back would relate to periods after the quarter ended March 31, 1997, and will be recorded by the Company accordingly.

Beginning in April 1996, the Company entered into a series of one year lease agreements with AT&T for various computer equipment at an average monthly cost of approximately $12,000 for the first year. Under terms of the agreement, for each year thereafter that the Company renews its lease for the equipment, the monthly cost will be reduced by one-half the cost of the first year, to approximately $6,000 from May 1997 forward.

In April 1997, the Company leased a refurbished copier under a thirty-six month, noncancelable operating lease. The lease calls for monthly payments in the amount of $124.

Pursuant to October 1996 amendments to employment agreements, two employees were granted options to purchase 250,000 and 100,000 shares of the Company's common stock at per share prices of $1.00 and $2.00, respectively, exercisable from March 2, 1997, to March 1, 1998, and from June 2, 1997, to June 1, 1998, respectively. Although one of the employees was laid-off during the first quarter of 1997, pursuant to terms of the Amendment, those options remain exercisable due to circumstances stipulated in the Amendment. To date, no options have been exercised.

During the first quarter of 1997, a key employee, who had entered into a one year employment agreement with the Company during 1996, was laid-off. Pursuant to terms of an amendment to the employment agreement, the Company believes it may be liable to the employee for severance pay equal to the employee's annual salary of approximately $70,000. This potential liability has been accrued by the Company effective March 31, 1997.

On December 11, 1996, a former employee filed suit against the Company, for Breach of Employment Agreement, in Fairfax County, Virginia, in connection with the Company's decision to terminate employment of the former employee effective July 31, 1996, upon closing

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

of the Company's remote sales office located in Virginia. Due to defective service of process, the Company was not aware that this suit had been filed until March 1997 when the Company's counsel received notice that the Virginia courts had awarded a default judgment against the Company in the amount of $110,139 effective February 21, 1997. On March 27, 1997, the Company filed for a motion of continuance on the evidentiary hearing on damages, which had been set for March 28, 1997, and for a motion to set aside the default judgment. At the hearing held on April 11, 1997, the Virginia courts again ruled against the Company upholding the previously awarded default judgment. On April 18, 1997, the former employee offered to settle the matter for 75% of the judgment plus an agreement from the Company to register the 21,000 restricted shares of the Company's common stock that he purchased in April 1996. On April 29, 1997, the Company proposed a counter offer to settle in the amount of $25,000, of which $12,500 would be payable by May 20, 1997, with the balance payable in ten equal installments of $1,250 on the 15th of each month until fully paid. The Company believes that it has substantial defenses and remedies available and it will pursue all available avenues to vigorously defend its position. The Company believes it has no liability resulting from termination of the former employee and that the default judgment awarded by the Virginia courts would not be upheld in the Texas courts where the former employee will be forced to domesticate his award. However, the Company has accrued $50,000 at March 31, 1997 (of which $31,250 relates to 1996), in connection with this suit. Ultimately, the settlement amount, if any, may differ from the Company's expected settlement amount as discussed above.

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

On March 6, 1996, the Company entered into an agreement to pay $100,000 over a 12 month period to a former employee in exchange for services rendered. An acceleration clause requires any remaining balance to be paid in full upon the Company raising $500,000 of capital. The March 31, 1997, balance sheet reflects the remaining unpaid balance of $25,000 as an accrued liability. On March 7, 1997, the former employee filed suit against the Company, for Breach of Contract, in County Court, Dallas County, Texas, seeking payment for the unpaid balance in the amount of $25,000, plus attorneys' fees (estimated by the former employee at $20,000), court

                       ONE UP CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

costs and interest. On March 25, 1997, the Company filed its response generally denying each and every material allegation and demanding strict proof of the allegations. The case is presently awaiting trial, which has been set for June 23, 1997, as the Company continues negotiations for a settlement.

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

                       ONE UP CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997
                                  (Unaudited)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Of the seven immediately aforementioned lawsuits (six of which are for unpaid trade accounts payable and one is for unpaid amounts relating to an agreement for services), the entire $436,943 is included in the Company's outstanding accounts payable balances at March 31, 1997. $38,062 of this amount relates to services provided to the Company during the first quarter of 1997, and the $398,881 remaining is for services provided during 1996.

From January 17, 1997, to March 14, 1997, the Company failed to pay earned but unused vacation pay to terminated employees totaling $48,271 that was due and payable at the dates of termination. Due to a lack of funds, the Company did not timely pay these amounts, and, to date, these amounts remain unpaid. If any former employees file against the Company for these unpaid wages, the Company's failure to timely pay earned but unused vacation pay to its former employees could result in fines being imposed by the Texas Workforce Commission. The liability for the unpaid wages is recorded in the accompanying consolidated financial statements as part of accrued liabilities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                        1ST QUARTER ENDED MARCH 31, 1997

OVERVIEW

INTRODUCTION

One Up Corporation ("One Up") was incorporated in 1991. On February 29, 1996, One Up entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell." One Up became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of One Up. The name New York Acquisitions, Inc., was changed to One Up Corporation.

One Up is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("the Subsidiary"). The Subsidiary was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consist of contract computer programming education that compliments the curriculum of One Up. The operations of the Subsidiary in the past have not been significant to the operations of One Up. During the first quarter of 1997, the Subsidiary ceased operations.

The financial statements include the accounts of One Up, the public company, and it majority owned foreign subsidiary, collectively referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

The Company is engaged in the development and sales of strategic applications software migration (movement between operating systems such as OS/2 and Windows) technology. Migration is a computer industry term for converting software applications such as billing, manufacturing control and consumer applications from their current operating system to a new target operating system. The Company believes that there is a large potential market for these services resulting from the competition between, and widespread business use of, several different operating systems including IBM's OS/2, Microsoft's Windows, and the various UNIX vendors.

The Company has been involved in several successful migration projects including such well-known companies as Group 1 Software, Policy Management Systems Corporation, AutoTester, Inc., Caterpillar Inc., Ameritech Library Services and USAA. The Company's expertise, technologies and refined methods allow it to perform migration projects for customers in months rather than in years. The Company's technology and methodology result in both time and cost savings for companies in need of migration services.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)


BACKGROUND

In December 1993, the Company released version 1.0 of SMART(TM) (Source Migration Analysis Reporting Toolset), its first proof-of-concept migration expert system. SMART(TM) was revolutionary. It analyzed, in minutes instead of months, an entire application source base and reported every change required to move the application from Windows to OS/2. Moreover, SMART(TM) could perform many of these changes automatically, while inserting in-line comments to assist the programmer with those changes not easily automated. SMART(TM) created a road map report for migration projects in the first hour of the first day, and it could automatically migrate up to 50% of applications by simply "pushing a button." By September 1994, the Company created SMART(TM) 2.0 (programmable extensible). In late 1994, the Company began to develop its next-generation migration expert systems and methodology - Commander Technology(SM) and the Conversion Factory(SM), respectively. Unlike other software conversion products of which the Company is aware, Commander Technology(SM) is programmable, allowing the developer to rearchitect source code, text, data and graphics. In addition, Commander Technology(SM) allows the migration of source code in any direction, between several platforms, rather than being limited to only Windows to OS/2 migrations.

Throughout the last half of 1995 and all of 1996, the Company attempted to launch a services-based business model with a highly-evolved, revolutionary technology and methodology. During 1996, the Company formalized, documented and staffed its Conversion Factory(SM). This Conversion Factory(SM) methodology is the key to the Company's migration strategy, allowing the Company to manage large scale migrations with minimal investment in direct labor costs. This methodology also allows the Company to track project progress and quickly determine the need for change orders, assuring the opportunity to maintain acceptable profit margins.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


Technology(SM) migration expert system provides a high degree of automation to the analysis and migration of application code. The Company's systems approach also includes the use of SizeUp(SM), a tool used to determine the number of hours a particular migration project will take to complete.

SALES STRATEGY

Based on the experiences gained during 1996, the Company now attempts to develop relationships with the decision makers of potential migration customers before the potential customer is ready to start the migration process. This change in sales approach will streamline the sales and marketing process.

Management believes the Company currently offers an efficient and effective solution for the analysis and performance of migration project business cases. With the rapid changes occurring in today's marketplace, such as the move to WindowsNT, the development of 64 bit processors and year 2000 issues, the opportunity for the Company to sell its migration products and services is growing at a rapid rate. The market for migrations from OS/2 to Windows was approximately $600 million in 1996 (a growth of 600% over 1995's $100 million), with expectations for the same level of growth over the next three years as major corporations react to IBM's reduced development and support for OS/2.

During 1997, the Company's new management will implement a highly focused sales strategy that will (1) initially limit the type of projects to the Company's area of expertise (conversions from OS/2 to Windows), (2) limit the duration and value of projects to keep work levels manageable, (3) price and deliver all projects at a profit, (4) seek out strategic alliances and partnerships with large systems reengineering firms, (5) follow up and qualify all current sales leads, (6) concentrate on retention of current customers by exploring additional services to offer the current customer base, (7) expand the current customer base, and (8) reestablish an R&D team to complete development of Commander 4.0, which will enable the development of additional platform technology, thereby greatly expanding the Company's market potential making the Company more valuable, and help assure the Company of maintaining a strong market position well into the next decade.

Management believes this will position the Company to take advantage of the endless market for its technology and methodology by aggressively promoting the fact that the Company's products (migration technology and methodology) allow customers to migrate critical software applications in much less the time at greatly reduced costs by automating the necessary, time consuming and expensive migration process.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

Although the Company experienced a significant net loss for the three months ended March 31, 1997, management believes it is important to note the growing opportunity for the Company to sell its automated migration products and services based on (1) the rapid growth and changes occurring in today's marketplace, (2) increasing market demand for conversion services, especially in the area of OS/2 to Windows migration as major corporations react to IBM's reduced development and support for OS/2, and (3) implementation of a highly focused sales strategy. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase throughout 1997, although no assurances can be given regarding such increase.

In order to minimize expenses, the Company's previous management instituted a comprehensive cost control program early in the third quarter of 1996 and instituted a series of layoffs in January 1997 in order to further reduce overhead. In March 1997, after assessing the Company's precarious situation, new management began implementation of its new business plan. The first step involved a 30 day emergency plan which included (1) employee stabilization, (2) immediate cash collection, (3) minimizing cash outflow by negotiating accounts payables, (4) significantly reducing overhead by negotiating early termination of the lease for existing facilities (which included forgiveness of approximately $90,000 for past due rent, utilities and other related expenses) and moving the Company to its present, less costly, location, (5) liquidation of available assets to raise cash, and (6) closing an immediate sales opportunity. Additional aspects of the new business plan include (1) hiring new personnel to fill several vacancies, but keeping the total number of employees to a manageable level of not more than 35, (2) efforts to raise new capital, and (3) a highly focused sales strategy. It is expected that implementation of the new business plan coupled with the anticipated growth in revenues will contribute to improved earnings for 1997, although no assurances can be given regarding such improvement.

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

Revenues

During the first quarter of 1997, the Company's sales revenues increased by approximately 50% to $688,842, compared to $459,974 for the first quarter of 1996, primarily due to the Company's successful implementation of sales and marketing strategies leading to closing several contracts in December 1996, resulting in increased revenues for the three months ended March 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Expenses

The Company's total operating expenses increased by approximately 3% to $1,332,428 during the first quarter of 1997, compared to $1,285,123 for the first quarter of 1996, resulting primarily from (1) the loss on assets released back to the landlord effective March 31, 1997, upon a successful negotiation of early cancellation of the lease for those facilities and (2) bad debt expense relating to doubtful collection of trade accounts receivables. As a percentage of revenues, total operating expenses decreased to 192% for the first quarter of 1997, compared to 279% for the first quarter of 1996, primarily attributable to the increase in revenues (as previously discussed) coupled with the decrease in various operating expenses (as discussed below) for the three months ended March 31, 1997.

Labor costs, including benefits and employee-related insurance, decreased by approximately 13% to $659,541 compared to $753,894, for the three months ended March 31, 1997 and 1996, respectively, primarily due to decreased labor costs resulting from the layoffs and resignations during the first quarter of 1997. General and administrative expenses decreased to $50,857 from $63,154, attributable primarily to the write-off of utilities and repairs related to leased office facilities which were forgiven upon a successful negotiation of early cancellation of the lease for those facilities. Advertising, marketing and product costs decreased to $411 from $7,034, primarily due to a lack of expenditures in the area of public relations. Travel decreased to $14,788 from $59,040, resulting primarily from decreased expenditures for travel due to layoffs in the sales and marketing area. Rent expense decreased to $21,201 from $87,830, attributable primarily to decreased rent expense due to the forgiveness of approximately $90,000 in amounts billed to the Company for rent and related expenses upon successful negotiation of early cancellation of the Company's lease for its facilities in Westlake, Texas. Depreciation and amortization remained relatively flat. Loss on release of assets of $284,573 relates to the write-off of the net book value of the Company's leasehold improvements on their Westlake offices which were released back to the landlord effective March 31, 1997, upon a successful negotiation of early cancellation of the lease for those facilities. (In April 1997, the Company moved from its facilities located in Westlake, Texas, to a smaller and less costly location in Farmers Branch, Texas). Bad debt expense increased to $123,720 from $0, due to doubtful collection of trade accounts receivables. Legal and professional fees decreased to $91,342 from $124,345, primarily due to decreased costs for professional fees, specifically relating to professional consulting and non recurrence of the March 1996 settlement with a former employee for $100,000. Merger, acquisition and consulting expenses (which relate to other expenses incurred as a result of the reverse merger in February 1996 and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) decreased to $0 from $114,997, amounting to 0% and approximately 9% of total operating expenses for the three months ended March 31, 1997 and 1996, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)


Other Income and Expenses

Interest income decreased approximately 98% to $496 during the first quarter of 1997, compared to $21,710 for the first quarter of 1996, primarily due to the steady depletion of cash balances resulting from declining sales revenues during 1996 coupled with increased operating expenses and costs and expenditures relating to the reverse merger, the Reg S Offering and other fund raising activities. Interest expense (which includes loan origination fees) increased to $17,136 from only $184, primarily due to (i) interest and loan fees connected with obtaining short-term financing, (ii) interest on convertible debentures and shareholder loans, and (iii) finance charges assessed by trade creditors for late payment of accounts payable. Financing fees of $68,250 relate to the write-off of fees paid in 1996 to the placement agent in connection with the issuance of the convertible debentures.

Income Taxes

The net operating loss incurred during the quarter ended March 31, 1997, was approximately $750,000. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $47,843 for the quarter ended March 31, 1997, which resulted primarily from receipt of the income tax refund, partially offset by the operating loss and the decrease in customer deposits. This compares to net cash used by operating activities of $517,428 for three months ended March 31, 1996, attributable primarily to the operating loss. At March 31, 1997, the Company had a net working capital deficit of $1,436,713, an increase of $288,893 for the three months then ended.

At March 31, 1997, the Company had a total of $221,375 in outstanding accounts receivable ($231,225 billed, net of $76,200 allowance for doubtful accounts, and $113,870 unbilled, net of $47,520 allowance for doubtful accounts), all of which is considered fully collectible.

At March 31, 1997, the Company's outstanding debt obligations included $68,682 in advances from shareholders.

During the first quarter of 1997, the Company funded its operations primarily from the collection of $5,080 in connection with the issuance of common stock, from the receipt of $200,000 in proceeds from a short-term loan, from the receipt of $507,733 (net of penalties and interest)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)


relating to the income tax refund receivable, from the increase in trade accounts payable of $90,752 and accrued expenses of $39,284, and from the collection of accounts receivable outstanding and the receipt of sales revenues and customer deposits totaling $284,566.

The Company is currently in a critical situation. Several key employees have resigned, many others are threatening to do the same, several vendors have filed suit for nonpayment on their accounts, there has been no R&D activity since January 1997, and key members of prior management (including the President/CEO and Vice President of Operations) have resigned. The ongoing instability of the prior management and sales teams, poor cash management, and lack of R&D activity have placed the Company at risk. In addition, since mid-1996 the Company has been experiencing serious cash flow difficulties which present a going concern problem that needs to be rectified in the short term. The Company intends to continue funding its operating activities by obtaining short-term financing, by raising additional capital, through the issuance of stock, through the collection of outstanding accounts receivable, and through the receipt of customer deposits as large-scale migration contracts are closed. The Company is actively working with trade creditors to postpone the payment of accounts payable, or offset a portion of certain payables by issuing stock to a select group of trade creditors, as well as to postpone further action on pending litigation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)


In addition, the Company is actively discussing and negotiating with various outside sources for bank financing, private placement, venture capital, investment capital and other financing alternatives. Negotiations with an investment banking firm, that has previously raised capital for the Company, to raise $1,000,000 in the form of Senior Secured Promissory Notes and Common Stock Purchase Warrants are being finalized, pending filing of this quarterly report. Both the Company and the placement agent believe that prospects for successful completion of this fund raising venture are highly probable. Negotiations with a firm, that has previously made short-term loans to the Company, should prove favorable in terms of lending the Company an amount sufficient to cover continuing operations until such time that more permanent financing can be finalized. However, ultimately there is no assurance from any entity that, if the Company seeks additional financing from any of these sources, such financing would be available upon acceptable terms, if at all.

Rapid changes occurring in the marketplace enhance the opportunity for the Company to sell its migration products and services. Although the Company experienced a significant net loss for the first quarter of 1997, new management (headed up by W. Curtis Overstreet, newly elected President, CEO and Director) views the Company as being in a turnaround situation. Mr. Overstreet has a history of successfully turning around companies in similar situations and believes the Company has the opportunity to achieve a turnaround with the advent of sufficient financing and accommodations by certain of its creditors. The Company believes that successful implementation of the Company's new business plan and sales strategy will result in increased revenues and earnings for 1997, although no assurances can be given regarding such increase.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     A Statement of Computations of Per Share Earnings

                                                             1997            1996
                                                         ------------    ------------

Net income (loss)                                        $   (750,001)   $   (547,820)
                                                         ============    ============

Weighted average number of common
     shares outstanding at January 1                       18,002,253      11,337,432

Issuance of stock for services rendered                          --           797,358

Effect of reverse acquisition                                    --           583,859

Conversion of preferred stock to common stock                    --            13,017

Issuance of stock in connection with private placement           --            55,187

Issuance of stock at conversion of debentures               6,434,063            --
                                                         ------------    ------------

Shares used for computation                                24,436,316      12,786,853
                                                         ============    ============

Net income (loss) per common share                       $     (0.031)   $     (0.043)
                                                         ============    ============



















           Note: Fully diluted and primary calculations are the same.

                                  SIGNATURES


Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ONE UP CORPORATION
                                           (Registrant)



                                        BY: /s/ W. CURTIS OVERSTREET
                                            -----------------------------------
                                            W. Curtis Overstreet, President

Dated:  June 10, 1997
       ---------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 27            Financial Data Schedule
