Form 10QSB
period 1997-06-30
ONE UP CORP
filed 1997-08-14
CIK 850599

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                       Commission file number 0-28220

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1997, the issuer had 27,452,251 shares of common stock, no par value, outstanding.

================================================================================

                                     INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Balance Sheets at June 30, 1997, and December 31, 1996

    Statements of Operations for the three months and six months ended
          June 30, 1997 and 1996

    Statements of Cash Flows for the six months ended
          June 30, 1997 and 1996

    Notes to Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Overview:  Background and Sales Strategy

    Results of Operations:
          Comparison of the Three Months Ended June 30, 1997 and 1996 Comparison of the Six Months Ended June 30, 1997 and 1996

    Liquidity and Capital Resources


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         (11)     A Statement of Computations of Per Share Earnings


SIGNATURES

                       ONE UP CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                      June 30, 1997, and December 31, 1996


                                                                 (Unaudited)     (Audited)
                                     ASSETS                       06/30/97       12/31/96
                                                                 -----------    -----------
CURRENT ASSETS
   Cash                                                          $      --      $    36,939
   Accounts receivable - billed, net of allowance for
     doubtful accounts of $123,720 and $0, respectively               77,005        116,157
   Accounts receivable - unbilled                                     39,100        203,070
   Shareholder advance                                                 3,766          3,766
   Income tax refund receivable                                         --          507,733
   Other current assets                                                5,327          4,827
                                                                 -----------    -----------
     Total current assets                                            125,198        872,492

PROPERTY AND EQUIPMENT, NET                                          424,858        843,226

OTHER ASSETS
   Financing fees                                                     11,500         68,250
   Deferred tax asset                                                 97,765         97,765
   Other assets                                                       21,548          1,300
                                                                 -----------    -----------
     Total other assets                                              130,813        167,315
                                                                 -----------    -----------

     Total Assets                                                $   680,869    $ 1,883,033
                                                                 ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable                                                 $   150,000    $     2,053
   Cash overdraft                                                     45,007           --
   Accounts payable                                                1,118,102        870,359
   Accrued expenses                                                  616,682        303,003
   Customer deposits in excess of unbilled receivables               383,831        678,450
   Shareholder advances                                               68,682         68,682
   Deferred tax liability                                             97,765         97,765
                                                                 -----------    -----------
     Total current liabilities                                     2,480,069      2,020,312

LONG-TERM LIABILITIES
   Convertible debentures                                               --          525,000
   Senior secured promissory notes                                   100,000           --
                                                                 -----------    -----------
     Total long-term liabilities                                     100,000        525,000

MINORITY INTEREST                                                     (3,752)         5,632

COMMITMENTS AND CONTINGENCIES                                           --             --

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock; no par value; 200,000,000 shares authorized;
     28,307,154 and 18,002,253 shares issued at June 30, 1997,
     and December 31, 1996, respectively                           1,697,040      1,166,960
   Additional paid-in capital                                        712,186        712,186
   Treasury stock, at cost (854,903 shares)                       (1,068,629)    (1,068,629)
   Retained earnings (accumulated deficit)                        (3,236,045)    (1,478,428)
                                                                 -----------    -----------
     Total stockholders' equity (deficit)                         (1,895,448)      (667,911)
                                                                 -----------    -----------

     Total Liabilities and Stockholders' Equity (Deficit)        $   680,869    $ 1,883,033
                                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                 ----------------------------    ----------------------------
                                                     1997            1996            1997            1996
                                                 ------------    ------------    ------------    ------------
REVENUES
   Sales                                         $     23,219    $    621,641    $    712,061    $  1,081,615
   Gain on sale of assets                                --              --               892            --
                                                 ------------    ------------    ------------    ------------
     Total revenues                                    23,219         621,641         712,953       1,081,615

COSTS AND EXPENSES
   Salaries and benefits                              441,419         792,809       1,041,742       1,436,424
   General and administrative                         142,224         264,622         193,081         331,559
   Advertising and marketing                            4,665          46,691           5,076          52,697
   Product costs                                         --              --              --             1,028
   Travel                                               4,003         205,770          18,791         264,810
   Contract labor                                     130,073         192,672         189,291         302,951
   Rent                                                30,732         109,022          51,933         196,852
   Depreciation and amortization                       41,274          73,538         113,554         144,723
   Provision for contract losses                      182,061            --           182,061            --
   Loss on release of assets                             --              --           284,573            --
   Insurance                                              376           3,471           4,091           7,115
   Bad debt expense                                      --              --           123,720            --
   Legal and professional fees                         64,019          23,451         155,361         144,013
   Merger, acquisition and consulting expenses           --           271,617            --           386,614
                                                 ------------    ------------    ------------    ------------
     Total operating expenses                       1,040,846       1,983,663       2,363,274       3,268,786
                                                 ------------    ------------    ------------    ------------

   Income (loss) from operations                   (1,017,627)     (1,362,022)     (1,650,321)     (2,187,171)

OTHER INCOME (EXPENSE)
   Interest income                                        245           3,178             741           6,438
   Interest income on shareholder advance                --            15,072            --            33,522
   Interest expense                                    (9,002)           (148)        (25,989)           (332)
   Financing fees                                        --              --           (68,250)           --
                                                 ------------    ------------    ------------    ------------
     Total other income (expense)                      (8,757)         18,102         (93,498)         39,628

   Minority interest in (income) loss of
     consolidated subsidiary                             --               327           9,384            (478)
                                                 ------------    ------------    ------------    ------------

   Income (loss) before income taxes               (1,026,384)     (1,343,593)     (1,734,435)     (2,148,021)

   Provision for income tax expense (benefit)            --          (490,943)         23,182        (747,551)
                                                 ------------    ------------    ------------    ------------

   Net income (loss)                             $ (1,026,384)   $   (852,650)   $ (1,757,617)   $ (1,400,470)
                                                 ============    ============    ============    ============


Net income (loss) per common share               $     (0.037)   $     (0.049)   $     (0.069)   $     (0.093)
                                                 ============    ============    ============    ============

Weighted average common shares and common
   equivalents outstanding                         27,452,251      17,293,815      25,527,525      15,040,334
                                                 ============    ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                                               1997            1996
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $ (1,757,617)   $ (1,400,470)
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
   Depreciation and amortization                                                113,554         144,723
   Gain on sale of assets                                                          (892)           --
   Loss on release of assets                                                    284,573            --
   Assets given in lieu of wages                                                 14,233            --
   Bad debt expense                                                             123,720            --
   Financing fees                                                                68,250            --
   Merger, acquisition and consulting expenses                                     --           180,312
   Deferred income tax expense (benefit)                                           --           (25,841)
   Stock compensation expense                                                      --            67,000
   Minority interest                                                             (9,384)            478
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable                                 (84,568)        384,054
     (Increase) decrease in unbilled revenue                                    163,970        (142,869)
     Increase in shareholder advance                                               --           (35,878)
     (Increase) decrease in income tax refund receivable                        507,733        (714,968)
     (Increase) decrease in other current assets                                   (500)          7,527
     (Increase) decrease in other assets                                        (33,048)          2,500
     Increase in accounts payable                                               247,743         129,113
     Increase in accrued expenses                                               313,679         172,061
     Decrease in income taxes payable                                              --           (63,796)
     Increase (decrease) in customer deposits                                  (294,619)         67,614
     Decrease in other long-term liabilities                                       --            (1,840)
                                                                           ------------    ------------
   Total adjustments                                                          1,414,444         170,190
                                                                           ------------    ------------
   Net cash provided (used) by operating activities                            (343,173)     (1,230,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              --           (63,357)
  Sales of property and equipment                                                 8,200            --
  Rebate from lessor for leasehold improvements                                    --           109,365
                                                                           ------------    ------------
   Net cash provided (used) in investing activities                               8,200          46,008

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                          5,080         645,750
  Proceeds from short-term notes                                                350,000            --
  Proceeds from other debt financing                                            100,000            --
  Repayment of notes payable                                                   (202,053)         (5,229)
                                                                           ------------    ------------
   Net cash provided (used) in financing activities                             253,027         640,521
                                                                           ------------    ------------

   Net increase (decrease) in cash                                              (81,946)       (543,751)

Cash - beginning                                                                 36,939         713,421
                                                                           ------------    ------------

Cash - ending                                                              $    (45,007)   $    169,670
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                           $      9,797    $        332
                                                                           ============    ============
   Income taxes paid                                                       $       --      $     55,594
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Settlement of shareholder advances through purchase of treasury stock   $       --      $  1,068,629
                                                                           ============    ============



   The accompanying notes are an integral part of these financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by One Up Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 1997, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, including the accompanying notes. The results of operations for the interim period shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

One Up is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("the Subsidiary"). The Subsidiary was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consist of contract computer programming education that compliments the curriculum of One Up. The operations of the Subsidiary in the past have not been significant to the operations of One Up. The Subsidiary ceased operations prior to the close of the first quarter of 1997.


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

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 1997
                                  (Unaudited)


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The financial statements include the accounts of One Up, the public company, and its majority owned foreign subsidiary, collectively referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue as services are performed in accordance with the terms as set forth in their contract agreements. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. At June 30, 1997 and 1996, accrued expenses include approximately $182,061 and $0, respectively, as a provision for contract losses relative to direct labor costs that exceed related contract revenues.

Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to the current classification.

Income (Loss) Per Share

Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods.


NOTE 4. GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $1,650,321 during the six months ended June 30, 1997, and the Company's current liabilities exceed current assets in the amount of $2,354,871. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity (including the private placement and a secondary offering which is being considered for the 1998 calendar year), and in part on its ability to effectively penetrate the market for migration services. If the Company is not able to successfully complete the entire private placement, or obtain alternative funding, and generate additional sales revenues in the near term, the Company will be unable to continue as a going concern.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 1997
                                  (Unaudited)


NOTE 4. GOING CONCERN UNCERTAINTY (CONTINUED)

During the second quarter, the Company's new management successfully implemented its 90-day turn around plan, achieving what it considers highly significant results. Expenditures have been reduced, the work force has been stabilized, new management and sales teams are now in place, a new board of directors has been elected, and the process of raising capital is underway with the signing of the Private Placement Memorandum (See Note 5). A second 90-day plan has been formulated for implementation during the third quarter which will place an emphasis on working the new sales strategy, reestablishing research and development activities related to improving and enhancing the Company's existing tools, exploring a variety of new sales opportunities, and leveraging the Company's migration expertise through the development of strategic alliances with large information technology service companies.

Management believes that if the Company can achieve the same level of success with this second 90-day plan that was achieved during the second quarter with the 90-day turn around plan, the Company will be positioned to move toward profitability with increased revenues and earnings for the year ended December 31, 1997, looking forward to a bright future, although no assurances can be given regarding such increase.

To continue to fund its operations for the year ended December 31, 1997, the Company is currently in the process of receiving the funds being raised from the Private Placement Memorandum which was commenced in June 1997. Both the Company and the placement agent believe that prospects for successful completion of this fund raising venture are probable. In addition, the Company is considering raising an additional $500,000 as a safety net, and is exploring its options to obtain that additional capital either by extending the offering or by taking advantage of various other options presently available. However, no assurance can be given that such financing can be arranged or that the terms and conditions of such financing will be acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 5. PRIVATE PLACEMENT MEMORANDUM

On June 16, 1997, the Company entered into a Private Placement Memorandum (the "Offering"). The Offering provides for up to 40 units of Company's securities comprising $1,000,000 aggregate principal amount of non-convertible 10% Senior Secured Promissory Notes (the

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 1997
                                  (Unaudited)


NOTE 5. PRIVATE PLACEMENT MEMORANDUM (CONTINUED)

"Notes") and Common Stock Purchase Warrants (the "Warrants") to purchase an aggregate of 2,000,000 shares of the Company's common stock. The Notes will mature on July 1, 1999, with interest to be paid semiannually commencing on January 31, 1998. The Warrants are exercisable at the lesser of market value at the time of the final closing (calculated as the average closing bid price for the prior ten trading days) or $0.50 per share. The Warrants are exercisable on or prior to the expiration date of July 1, 2000. The Offering, which was scheduled to terminate on July 15, 1997, was extended for a period of 45 days until August 31, 1997. The Offering is being offered by the Placement Agent on a "best efforts" basis.

As of the filing of this report, the Offering has yielded net proceeds to the Company totaling $663,750, and none of the Warrants have been exercised.


NOTE 6. INCOME TAXES

Deferred tax assets and liabilities at June 30, 1997, and December 31, 1996, consist of the following:

                                                      06/30/97        12/31/96
                                                   ------------    ------------
Current deferred tax asset                         $         --    $         --
Current deferred tax liability                          (97,765)        (97,765)
                                                   ------------    ------------
Net cur  rent deferred tax liability               $    (97,765)   $    (97,765)
                                                   ============    ============

Noncurrent deferred tax asset                      $  1,141,740    $    545,986
Noncurrent deferred tax liability                            --              --
Valuation allowance                                  (1,043,975)       (448,221)
                                                   ------------    ------------
Net noncurrent deferred tax asset                  $     97,765    $     97,765
                                                   ============    ============

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

The net operating loss incurred during the six months ended June 30, 1997, was approximately $1,752,000. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 1997
                                  (Unaudited)


NOTE 7. STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS

The Company has granted new stock options as follows:

     1. To two new employees to purchase a total of 12,000 shares of the Company's common stock at an exercise price equal to that of the closing bid price per share 90 days after their date of hire. The options vest 25% after each twelve month period beginning at the date of hire and may be exercised upon vesting. Any unexercised options will expire one year after 100% vested.

     2. Pursuant to their employment agreements, to two key employees to purchase a total of 1,098,090 shares of the Company's common stock. The exercise price for these options ranges from $0.31 to $0.33 per share. The options vest 1/24 (one-twenty-fourth) each month for 24 months beginning at the date of execution and may be exercised upon vesting. Any unexercised options will expire one year after 100% vested.

     3. To two new members of the board of directors to purchase a total of 100,000 shares of the Company's common stock at an exercise price of $0.35 per share. These options may be exercised at any time prior to expiration on June 25, 2000.


NOTE 8. COMMITMENTS AND CONTINGENCIES

Subsequent to the close of the second quarter of 1997, the following suits that had previously been filed against the Company were settled:

     1. A suit filed by a former employee for Breach of Employment Agreement, in Fairfax County, Virginia, in connection with the Company's decision to terminate employment of the former employee effective July 31, 1996, upon closing of the Company's remote sales office located in Virginia. The suit was originally for $110,139, and settled for $35,000, including attorney fees. Previously, the Company had accrued $50,000 in connection with this suit. The difference in the amount previously accrued and the actual settlement amount will be recorded by the Company as a reduction of labor costs in the period of settlement.

     2. A suit filed by Integrated Documentation, Inc., for Breach of Contract, in County Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable. The suit was originally for $24,854 (which was included in the Company's outstanding payables), plus attorney fees (estimated by Integrated to be

                       ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 1997
                                  (Unaudited)


NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

          $19,925), court costs and interest, and settled for $26,474. The difference in the amount previously accrued and the actual settlement amount will be recorded by the Company as additional legal fees in the period of settlement.

     3. A suit filed by Innova Solutions, Inc., in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable. The suit was originally for $100,227 (which was included in the Company's outstanding payables), plus attorney fees, court costs and interest, and settled for $55,000, including attorney fees. The difference in the amount previously accrued and the actual settlement amount will be recorded by the Company as a reduction of contract labor expenses in the period of settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        2ND QUARTER ENDED JUNE 30, 1997

OVERVIEW

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

One Up is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("the Subsidiary"). The Subsidiary was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consist of contract computer programming education that compliments the curriculum of One Up. The operations of the Subsidiary in the past have not been significant to the operations of One Up. The Subsidiary ceased operations prior to the close of the first quarter of 1997.

The financial statements include the accounts of One Up, the public company, and its majority owned foreign subsidiary, collectively referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

The Company is engaged in the development and sales of strategic applications software migration (movement between operating systems such as OS/2 and Windows) technology. Migration is a computer industry term for converting software applications such as billing, manufacturing control and consumer applications from their current operating system, such as OS/2, to a new target operating system, such as Windows. The Company believes that there is a large potential market for these services.

The Company has been involved in several successful migration projects with well-known companies such as Group 1 Software, Policy Management Systems Corporation, AutoTester, Inc., Caterpillar Inc., Ameritech Library Services and USAA. One Up's expertise, technologies and refined methods produce quality results that are measurable, predictable and accurate, allowing it to perform migration projects for customers in months rather than in years, usually resulting in both time and cost savings for companies in need of migration services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


BACKGROUND

Through the development of its own revolutionary migration technologies and methodologies, including SMART(TM) (Source Migration Analysis Reporting Toolset), SizeUpSM, SizeAllSM, Commander TechnologySM, and the Conversion FactorySM, the Company has automated much of the migration process. Use of this automated migration process achieves quality results that are measurable, predictable and accurate. The Company's technologies and methodologies allow it to manage large scale migrations with minimal investment in direct labor costs as the Company offers its customers a complete end-to-end migration service for the analysis and migration of their application code.

Management believes that through the development of several significant assets, including (1) an experienced technical team employing state-of-the-art proprietary technology, (2) an extensive list of prospective clients, and (3) an effective sales strategy, the Company is well positioned to pursue its business purpose of being an industry leader in computer platform migration.

SALES STRATEGY

Management believes the Company currently offers an efficient and effective solution for the analysis and performance of software migrations. With the rapid changes occurring in today's marketplace, such as the move to WindowsNT, the development of 64 bit processors and Year 2000 issues, the opportunity for the Company to sell its migration products and services is growing at a rapid rate. The market for migrations from OS/2 to Windows was approximately $600 million in 1996 (a growth of 600% over 1995's $100 million), with expectations for the same level of growth over the next three years as major corporations react to IBM's reduced development and support for OS/2.

During the second quarter of 1997, new management (headed by a new President and CEO) analyzed the migration process that the Company used historically. The result was that several phases of the migration process were determined to be labor intensive, while other phases were not. Conversations have been initiated with several large information technology service companies who can better perform those labor intensive phases of a migration project. There is great interest on the part of those firms to enter in to a strategic alliance with the Company and avail themselves of the huge potential market for migrations. Partnering with these firms will enable the Company to leverage its migration expertise and increase its profit margins on future projects.

Analysis of the migration process and discussions with firms interested in partnering with the Company for strategic alliances led to the development of a new and highly focused sales strategy. In addition, a new sales team was hired and is in now in place, prepared to execute the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Company's new sales strategy. New management believes the Company is now positioned to take advantage of the highly extensive market for its migration expertise by promoting the fact that its products (migration technology and methodology) allow customers to migrate critical software applications in a predictable, measurable, quality driven manner.

Initially, new sales will focus on the right kind of business for the Company. Projects to be pursued will fit the Company's area of expertise, which is the migration from OS/2 to Windows. The Company will apply a new philosophy in the pursuit of new projects with the intent of moving away from the more labor intensive phases of migration in favor of handing off those phases to its partners for completion. The Company has restarted the sales engine, and currently has several large six-figure proposals in the hands of Fortune 100 companies. Management is reasonably confident that it will close 50% or more of these contracts in the third quarter.

Retention of current customers will remain a priority as the Company explores additional services it may offer to its current customer base. Progress is underway with several current customers who are assisting the Company in finding additional business within their organizations. Several existing projects have been identified by the Company's customers, and are being considered. This effort has already led to one new contract, signed in July 1997, with an existing customer.

Recently, research and development ("R&D") has been reestablished to complete development of Commander 4.0, which will enable the development of additional platform technology, thereby greatly expanding the Company's market potential making it more valuable, and help assure the Company of maintaining a strong market position well into the next decade. In addition, R&D has been initiated to explore new sales possibilities relating to Year 2000 issues, the Internet, and migrations from OS/2 to UNIX. Specifically, one possibility being explored involves a large migration project from OS/2 to UNIX. A Fortune 50 company, who has been asked by one of its customers to bid on the project, has contacted the Company and asked that the Company partner with them and jointly bid the project. If a contract is awarded to the Fortune 50 company, the Company's involvement will enable it to complete much of the OS/2 to UNIX development.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

During the second quarter of 1997, revenues decreased by approximately 96% to $23,219, compared to $621,641 for the second quarter of 1996, due in part to
(1) the lack of Education revenues resulting from discontinuing that segment of the business and (2) the lack of revenues from the Canadian subsidiary resulting from its discontinuing operations, but primarily due to (1) the lack of new business resulting from a conscious decision by new management not to restart the sales engine (which had been completely shut down since mid-January when the entire sales department was laid off) until the new business plan and the new sales strategy was developed and ready for implementation and (2) an adjustment made during the second quarter to decrease revenues (which are recognized on the percentage of completion method based on estimated hours to complete) after a thorough evaluation of the status of the various projects resulted in an increased but more realistic estimation of the effort to complete, pushing out the project completion dates.

Operating Expenses

Total operating expenses decreased by approximately 48% to $1,040,846 during the second quarter of 1997, compared to $1,983,663 for the second quarter of 1996, resulting primarily from (1) decreased labor costs due to the layoffs and resignations during the first quarter of 1997, (2) decreased expenditures for travel as a result of new management's cost reduction plan, (3) decreased rent expense resulting from successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas, and (4) a lack of expenditures for merger, acquisition and consulting expenses (relating to other expenses incurred as a result of the reverse merger in February 1996), which were nonrecurring after 1996. As a percentage of revenues, total operating expenses increased significantly for the second quarter of 1997 compared to the second quarter of 1996, primarily attributable to decreased revenues as previously discussed.

Labor costs, including benefits and insurance, decreased by approximately 42% to $571,492 compared to $985,481, for the three months ended June 30, 1997 and 1996, respectively, primarily due to decreased labor costs resulting from the layoffs and resignations during the first quarter of 1997. General and administrative expenses decreased by approximately 46% to $142,224 compared to $264,622, for the three months ended June 30, 1997 and 1996, respectively, primarily due to cost containment efforts successfully executed particularly in the areas of software and computer related expenditures as well as office related expenses such as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


supplies, printing and utilities. Advertising, marketing and product costs decreased to $4,665 from $46,691, primarily due to a lack of expenditures in the area of public relations. Travel decreased to $4,003 from $205,770, resulting primarily from decreased expenditures for travel as a result of new management's cost reduction plan. Rent expense decreased to $30,732 from $109,022, attributable primarily to decreased rent expense resulting from successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas. Depreciation and amortization decreased to $41,274 from $73,538, as a result of asset retirements. Provision for contract losses of $182,061 relates to an adjustment that was recorded after a thorough evaluation of the status of the various projects resulted in the necessity to realize a loss resulting from the excess of total estimated contract costs over contract revenues (which are recognized on the percentage of completion method based on estimated hours to complete). Legal and professional fees increased to $64,019 from $23,451, primarily due to (1) fees related to the consulting agreement with the Company's investment banking firm, (2) management fees paid for services rendered by the Company's new President prior to his employment, and (3) legal fees incurred resulting from the various lawsuits filed against the Company. Merger, acquisition and consulting expenses (which relate to other expenses incurred as a result of the reverse merger in February 1996 and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) decreased to $0 from $271,617, amounting to 0% and approximately 14% of total operating expenses for the three months ended June 30, 1997 and 1996, respectively.

Other Income and Expenses

Interest income decreased approximately 92% to $245 during the second quarter of 1997, compared to $3,178 for the second quarter of 1996, primarily due to the steady depletion of cash balances resulting from declining sales revenues coupled with increased operating expenses and costs and expenditures relating to the reverse merger and various fund raising activities throughout 1996. Interest expense (which includes loan origination fees) increased to $9,002 from only $148, primarily due to (1) interest and loan fees connected with obtaining short-term financing, (2) interest on convertible debentures and shareholder loans, and (3) finance charges assessed by trade creditors for late payment of accounts payable.

Income Taxes

The net operating loss incurred during the quarter ended June 30, 1997, was approximately $1,026,000. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

During the first six months of 1997, revenues decreased by approximately 34% to $712,061, compared to $1,081,615 for the first six months of 1996, due in part to (1) the lack of Education revenues resulting from discontinuing that segment of the business and (2) the lack of revenues from the Canadian subsidiary resulting from its discontinuing operations, but primarily due to (1) the lack of new business as the Company's sales engine had been completely shut down since mid-January and (2) an adjustment made during the second quarter to decrease revenues (which are recognized on the percentage of completion method based on estimated hours to complete) after an evaluation of the status of the various projects resulted in an increased but more realistic estimation of the estimated hours to complete, pushing out the project completion dates.

Operating Expenses

Total operating expenses decreased by approximately 28% to $2,363,274 during the first six months of 1997, compared to $3,268,786 for the first six months of 1996, resulting primarily from (1) decreased labor costs due to the layoffs and resignations during the first quarter of 1997, (2) decreased expenditures for travel due to layoffs in the sales and marketing area, (3) decreased rent expense due to the forgiveness of approximately $90,000 (in amounts billed to the Company for rent and related expenses) upon successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas, and
(4) a lack of expenditures for merger, acquisition and consulting expenses (relating to other expenses incurred as a result of the reverse merger in February 1996), which were nonrecurring after 1996. As a percentage of revenues, total operating expenses increased to 331% for the first six months of 1997, compared to 302% for the first six months of 1996, primarily attributable to decreased revenues as previously discussed.

Labor costs, including benefits and insurance, decreased by approximately 29% to $1,231,033 compared to $1,739,375, for the six months ended June 30, 1997 and 1996, respectively, primarily due to decreased labor costs resulting from the layoffs and resignations during the first quarter of 1997. General and administrative expenses decreased by approximately 42% to $193,081 compared to $331,559, for the six months ended June 30, 1997 and 1996, respectively, primarily due to cost containment efforts successfully executed particularly in the areas of software and computer related expenditures as well as office related expenses such as supplies, printing and utilities. Advertising, marketing and product costs decreased to $5,076 from $52,697, primarily due to a lack of expenditures in the area of public relations. Travel decreased to $18,791 from $264,810, resulting primarily from decreased expenditures for travel due to layoffs in the sales and marketing area. Rent expense decreased to $51,933 from $196,852,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


attributable primarily to decreased rent expense due to the forgiveness of approximately $90,000 in amounts billed to the Company for rent and related expenses upon successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas. Depreciation and amortization decreased to $113,554 from $144,723, as a result of asset retirements. Provision for contract losses of $182,061 relates to an adjustment that was recorded after a thorough evaluation of the status of the various projects resulted in the necessity to realize a loss resulting from the excess of total estimated contract costs over contract revenues (which are recognized on the percentage of completion method based on estimated hours to complete). Loss on release of assets of $284,573 relates to the write-off of the net book value of the Company's leasehold improvements on their Westlake offices which were released to the landlord effective March 31, 1997, upon a successful negotiation of early termination of the lease for those facilities. (In April 1997, the Company moved from its facilities located in Westlake, Texas, to a smaller and less costly location in Farmers Branch, Texas). Bad debt expense increased to $123,720 from $0, due to doubtful collection of a trade accounts receivable. Legal and professional fees increased to $155,361 from $144,013, primarily due to fees incurred related to the preparation of the Corporation's federal income tax return (which was completed early, without extensions) and legal fees incurred resulting from the various lawsuits filed against the Company. Merger, acquisition and consulting expenses (which relate to other expenses incurred as a result of the reverse merger in February 1996 and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) decreased to $0 from $386,614, amounting to 0% and approximately 12% of total operating expenses for the six months ended June 30, 1997 and 1996, respectively.

Other Income and Expenses

Interest income decreased approximately 88% to $741 during the first six months of 1997, compared to $6,438 for the first six months of 1996, primarily due to the steady depletion of cash balances resulting from declining sales revenues coupled with increased operating expenses and costs and expenditures relating to the reverse merger and various fund raising activities throughout 1996. Interest expense (which includes loan origination fees) increased to $25,989 from only $332, primarily due to (1) interest and loan fees connected with obtaining short-term financing, (2) interest on convertible debentures and shareholder loans, and (3) finance charges assessed by trade creditors for late payment of accounts payable.

Income Taxes

The net operating loss incurred during the six months ended June 30, 1997, was approximately $1,752,000. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $343,173 for the six months ended June 30, 1997, which resulted primarily from the operating loss, partially offset by the receipt of the income tax refund. This compares to net cash used by operating activities of $1,230,280 for the six months ended June 30, 1996, attributable primarily to the operating loss. At June 30, 1997, the Company had a net working capital deficit of $2,354,871, an increase of $1,329,881 for the six months then ended.

At June 30, 1997, the Company had a total of $116,105 in outstanding accounts receivable ($200,725 billed, net of $123,720 allowance for doubtful accounts, and $39,100 unbilled), all of which is considered fully collectible.

At June 30, 1997, the Company's outstanding debt obligations included $150,000 in short-term loans from outside investment groups, $100,000 in Senior Secured Promissory Notes related to the private placement, and $68,682 in advances from shareholders.

During the first six months of 1997, the Company funded its operations primarily from the receipt of $350,000 in proceeds from short-term loans, from the receipt of $100,000 in Senior Secured Promissory Notes relating to the private placement, from the receipt of $507,733 (net of penalties and interest) relating to an income tax refund receivable, from the increase in trade accounts payable of $247,743 and accrued expenses of $313,679, and from the collection of accounts receivable outstanding and the receipt of sales revenues and customer deposits totaling $495,066.

Although the Company experienced a significant net loss for the six months ended June 30, 1997, management believes it is important to note the growing opportunity for the Company to sell its automated migration products and services based on (1) the rapid growth and changes occurring in today's marketplace, (2) increasing market demand for conversion services, especially in the area of OS/2 to Windows migration as major corporations react to IBM's reduced development and support for OS/2, and (3) implementation of a highly focused sales strategy. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase throughout 1997, although no assurances can be given regarding such increase.

The Company's current situation remains critical as it continues to suffer the serious cash flow difficulties it has experienced since mid-1996 which present a going concern problem that needs to be rectified in the short term. The Company intends to continue funding its operating activities by obtaining short-term financing, by raising additional capital, through the issuance of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


stock, through the collection of outstanding accounts receivable, and through the receipt of customer deposits as large scale migration contracts are closed. The Company continues to actively work with trade creditors to postpone the payment of outstanding accounts payable, as well as to postpone further action on pending litigation and to settle lawsuits that have previously been filed against the Company.

During the second quarter of 1997, the Company's new management (headed up by a new President and CEO) implemented a 90-day "turn around" plan aimed at improving its critical economic situation. Achieving remarkable success after implementation of this 90-day plan, the following has been accomplished:

     1. Cost containment efforts have resulted in significantly reduced expenditures, particularly in the areas of labor costs, including benefits, travel and entertainment, rent and rent-related expenses, including depreciation, and advertising and marketing.

     2. By awarding pay raises, granting stock options, and increasing the employees' participation in day-to-day operations and decision making, the Company's work force has been stabilized, resulting in zero employee turnover during the second quarter. This follows ten resignations during the first quarter which comprised nearly one-third of the entire work force. In addition, eight new full-time employees have joined the Company, two new part-time employees have been hired, and eleven new subcontractors have been engaged since the close of the first quarter, increasing the Company's work force by almost 50%.

     3. A new management team is in place consisting of a new President and CEO, a new Chief Operating Officer, and a new Vice President of Sales and Business Development. Also, existing management in the Company's technology development department has been reorganized to more effectively distribute duties and responsibilities throughout that department.

     4. A new board of directors has been elected, and is now comprised of three individuals. The first is the Company's new President and CEO, who not only has years of experience and expertise in the software industry, but also has a successful history turning around companies in similar situations. Second is a very successful businessman and entrepreneur, bringing expertise from within the Company's industry as well as a good network of potential partners. Third is a well seasoned businessman who understands publicly traded companies, bringing a mature business acumen with a global perspective which is much needed by the new board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     5. A new sales team is in place ready to execute the new sales model that has been developed. This new sales model includes an emphasis on continuing efforts to seek out strategic alliances and partnerships with large information technology services companies, aimed at leveraging the Company's migration expertise. In addition, the new sales model includes a highly focused strategy which will concentrate sales efforts towards the pursuit of those types of migrations that will fit the Company's area of expertise (OS/2 to Windows), as well as limiting the scope of new sales to the less labor intensive phases of migration, in favor of handing off those phases to its partners for completion.

     6. Negotiations with an investment banking firm to raise the capital necessary for the Company to operate were finalized on June 16, 1997, when the Company commenced a Private Placement Memorandum in order to raise $1,000,000 aggregate principal amount in the form of Senior Secured Promissory Notes and Common Stock Purchase Warrants. As of the filing of this report, the Offering has yielded net proceeds to the Company totaling $663,750.

Other aspects of the 90-day turn around plan that have been achieved include the immediate collection of cash for a project that was completed in April, minimizing cash outflow by actively working with trade creditors to postpone the payment of outstanding accounts payable, collection of cash for the liquidation of assets no longer needed to continue business operations, closing an immediate sales opportunity for $115,000 (resulting in the collection of one-half of the contract value upon execution as well as signing a subsequent contract for $175,000 scheduled to begin in August), and settlement of several pending lawsuits that had been filed against the Company.

With management's expectations running high for the remainder of 1997, the Company is changing its message to the marketplace to be less technical and more business oriented. The response from the market has been positive, and seems to be a good direction for marketing and sales to go. After receiving input from the employees, as well as outsiders, the Company has decided to change its name. The new name has been chosen, after being put to a vote of all of the employees, and is scheduled to be announced late in the third quarter. The Company wants to now be recognized as a new company, different from One Up, with a different kind of business and a different set of goals. A well-known Wall Street public relations firm has recently been engaged by the Company to properly convey all of the positive things that are happening and all of the great things the Company has planned for the future.

A new 90-day plan has been formulated for implementation during the third quarter. The operative word for the third quarter is "closure." New management will attempt to rectify all of the Company's past problems, forever leaving them behind as the Company focuses on its promising future as a leader in the migration industry. Aspects of this new plan include:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     1. Bringing the sales engine back on line, first by closing the sales proposals that are currently outstanding. New sales efforts will focus both on current customers and on new customers, pursuing the right kind of business, moving away from the labor intensive phases of migration.

     2. Restarting R&D efforts by enhancing and developing existing tools, as well as exploring new sales possibilities relating to Year 2000 issues, the Internet, and migrations from OS/2 to UNIX. The Company has recently committed resources to develop and deliver a Year 2000 analysis and remediation tool, is exploring the possibility of marketing and delivering two of the Company's existing products (automated tools that aid in the migration of application resources) to the marketplace via the Internet, and, at the request of a Fortune 50 company to partner with them on a multi-million dollar migration from OS/2 to UNIX, the Company is jointly bidding that project.

     3. Continuing efforts to seek out and develop strategic alliances with large information technology service companies. Partnering, with both regional and national firms, will mutually leverage each others' strengths to efficiently deliver the more labor intensive phases of migrations. The strengths of these types of firms include stable infrastructure (both in sales and in delivery), an established customer base, and proven abilities in effective and efficient project management, while the strengths of the Company include its technology, methodology and migration expertise.

     4. Considering raising an additional $500,000 as a safety net, and exploring its options to raise that additional capital either by extending the Private Placement Memorandum or by taking advantage of various other options presently available.

     5. Preparing for its first Annual Stockholders' Meeting, which is scheduled for later this year. At that meeting, management plans to announce the Company's 1997 sales goals, discuss the R&D efforts that are underway, and announce their plans for achieving much more favorable operating results for the fourth quarter. Items to be voted upon will include election of the Board of Directors for a new term, renaming the Company, adoption of the new Employee Stock Option Plan, and approval of the appointment of the Company's independent public accounting firm.

Management believes that if the Company can achieve the same level of success with this second 90-day plan that was achieved during the second quarter with the 90-day "turn around" plan, the Company should look forward to a bright future with the going concern problem mitigated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


While much remains to be accomplished, the Company has made tremendous progress towards stabilization. The Company's new President and CEO has a history of successfully turning around companies in similar situations and believes the Company has the opportunity to achieve a turn around. With the advent of sufficient financing and accommodations by certain of its creditors, coupled with successful implementation of the Company's new business plan and sales strategy, the Company will realize anticipated growth which should yield increased revenues and contribute to improved earnings for 1997, although no assurances can be given regarding such increase or improvement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (11) A Statement of Computations of Per Share Earnings

          (27) Financial Data Schedule

                                  SIGNATURES

     Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        ONE UP CORPORATION
                                           (Registrant)




                                        BY: /s/ W. CURTIS OVERSTREET
                                           ----------------------------------
                                           W. Curtis Overstreet, President


Dated: August 14, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 (11)          A Statement of Computations of Per Share Earnings

 (27)          Financial Data Schedule