Form 10QSB
period 1997-09-30
ONE UP CORP
filed 1997-11-20
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 1997, the issuer had 27,782,251 shares of common stock, no par value, outstanding.

                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets at September 30, 1997, and December 31, 1996

         Statements of Operations for the three months and nine months ended
                  September 30, 1997 and 1996

         Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1996

         Notes to Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Overview:  Background and Sales Strategy

         Results of Operations:
                  Comparison of the Three Months Ended September 30, 1997 and 1996 Comparison of the Nine Months Ended September 30, 1997 and 1996

         Liquidity and Capital Resources


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     A Statement of Computations of Per Share Earnings


SIGNATURES

                       ONE UP CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 1997, and December 31, 1996



                                                                                   (Unaudited)       (Audited)
                                    ASSETS                                          09/30/97          12/31/96
                                                                                   -----------      -----------
CURRENT ASSETS
     Cash                                                                          $        --      $    36,939
     Accounts receivable - billed, net of allowance for
          doubtful accounts of $123,720 and $0, respectively                           240,755          116,157
     Accounts receivable - unbilled                                                         --          203,070
     Shareholder advance                                                                 3,766            3,766
     Income tax refund receivable                                                           --          507,733
     Other current assets                                                                8,962            4,827
                                                                                   -----------      -----------
          Total current assets                                                         253,483          872,492

PROPERTY AND EQUIPMENT, NET                                                            395,316          843,226

OTHER ASSETS
     Financing fees                                                                     88,119           68,250
     Deferred tax asset                                                                 97,765           97,765
     Other assets                                                                       21,548            1,300
                                                                                   -----------      -----------
          Total other assets                                                           207,432          167,315
                                                                                   -----------      -----------
          Total Assets                                                             $   856,231      $ 1,883,033
                                                                                   ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Notes payable                                                                 $   200,000      $     2,053
     Cash overdraft                                                                     71,909               --
     Accounts payable                                                                1,204,125          870,359
     Accrued expenses                                                                  537,803          303,003
     Customer deposits in excess of unbilled receivables                               263,830          678,450
     Shareholder advances                                                               67,372           68,682
     Deferred tax liability                                                             97,765           97,765
                                                                                   -----------      -----------
          Total current liabilities                                                  2,442,804        2,020,312

LONG-TERM LIABILITIES
     Convertible debentures                                                                 --          525,000
     Senior secured promissory notes                                                   812,500               --
                                                                                   -----------      -----------
          Total long-term liabilities                                                  812,500          525,000


MINORITY INTEREST                                                                       (3,752)           5,632

COMMITMENTS AND CONTINGENCIES                                                               --               --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; no par value; 200,000,000 shares authorized; 28,367,154 and
          18,002,253 shares issued at September 30, 1997,
          and December 31, 1996, respectively                                        1,697,640        1,166,960
     Additional paid-in capital                                                        712,186          712,186
     Treasury stock, at cost (854,903 shares)                                       (1,068,629)      (1,068,629)
     Retained earnings (accumulated deficit)                                        (3,736,518)      (1,478,428)
                                                                                   -----------      -----------
          Total stockholders' equity (deficit)                                      (2,395,321)        (667,911)
                                                                                   -----------      -----------

          Total Liabilities and Stockholders' Equity (Deficit)                     $   856,231      $ 1,883,033
                                                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
              For the Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)



                                                            Three Months Ended                 Nine Months Ended
                                                          1997              1996            1997               1996
                                                     ------------      ------------      ------------      ------------
REVENUES
     Sales                                           $    646,601      $    942,434      $  1,358,662      $  2,024,049
     Gain on sale of assets                                    --                --               892                --
                                                     ------------      ------------      ------------      ------------
          Total revenues                                  646,601           942,434         1,359,554         2,024,049

COSTS AND EXPENSES
     Salaries and benefits                                575,797           777,852         1,617,539         2,214,276
     General and administrative                           118,959           167,870           312,040           499,429
     Advertising and marketing                            (19,864)           16,671           (14,788)           69,368
     Product costs                                             --               568                --             1,596
     Travel                                                (6,019)          147,903            12,772           412,713
     Contract labor                                       281,824           317,039           471,115           619,990
     Rent                                                  32,400            96,265            84,333           293,117
     Depreciation and amortization                         41,638            75,495           155,192           220,218
     Provision for contract losses                          5,800                --           187,861                --
     Loss on release of assets                                 --                --           284,573                --
     Insurance                                                934             4,509             5,025            11,624
     Bad debt expense                                          --                --           123,720                --
     Legal and professional fees                           64,802            35,828           220,163           179,841
     Merger, acquisition and consulting expenses               --           152,847                --           539,461
                                                     ------------      ------------      ------------      ------------
          Total operating expenses                      1,096,271         1,792,847         3,459,545         5,061,633
                                                     ------------      ------------      ------------      ------------
     Income (loss) from operations                       (449,670)         (850,413)       (2,099,991)       (3,037,584)

OTHER INCOME (EXPENSE)
     Interest income                                          340               451             1,081             6,889
     Interest income on shareholder advance                    --                --                --            33,522
     Interest expense                                     (45,824)          (30,293)          (71,813)          (30,625)
     Financing fees                                        (5,319)               --           (73,569)               --
                                                     ------------      ------------      ------------      ------------
          Total other income (expense)                    (50,803)          (29,842)         (144,301)            9,786

     Minority interest in (income) loss of
          consolidated subsidiary                              --            (1,208)            9,384            (1,686)
                                                     ------------      ------------      ------------      ------------

     Income (loss) before income taxes                   (500,473)         (881,463)       (2,234,908)       (3,029,484)

     Provision for income tax expense (benefit)                --          (298,082)           23,182        (1,045,633)
                                                     ------------      ------------      ------------      ------------
     Net income (loss)                               $   (500,473)     $   (583,381)     $ (2,258,090)     $ (1,983,851)
                                                     ============      ============      ============      ============

Net income (loss) per common share                   $     (0.018)     $     (0.034)     $     (0.086)     $     (0.126)
                                                     ============      ============      ============      ============

Weighted average common shares and common
     equivalents outstanding                           27,470,512        17,102,883        26,182,304        15,732,869
                                                     ============      ============      ============      ============





   The accompanying notes are an integral part of these financial statements.

                        ONE UP CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)



                                                                                    1997             1996
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $(2,258,090)     $(1,983,851)
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                                 155,192          220,218
      Gain on sale of assets                                                           (892)              --
      Loss on release of assets                                                     284,573               --
      Assets given in lieu of wages                                                  14,233               --
      Bad debt expense                                                              123,720               --
      Financing fees                                                                 68,250               --
      Merger, acquisition and consulting expenses                                        --          297,250
      Deferred income tax benefit                                                        --          (31,523)
      Stock compensation expense                                                         --           67,000
      Minority interest                                                              (9,384)           1,686
      Change in assets and liabilities:
         Increase in accounts receivable                                           (248,318)         (87,647)
         (Increase) decrease in unbilled revenue                                    203,070         (133,695)
         Increase in shareholder advance                                                 --          (33,522)
         (Increase) decrease in income tax refund receivable                        507,733       (1,011,272)
         (Increase) decrease in other current assets                                 (4,135)          11,539
         (Increase) decrease in other assets                                       (109,667)          25,000
         Increase in accounts payable                                               333,766          812,843
         Increase in accrued expenses                                               234,800          135,822
         Decrease in income taxes payable                                                --          (62,732)
         Decrease in customer deposits                                             (414,620)              --
         Decrease in other long-term liabilities                                         --           (4,594)
                                                                                -----------      -----------
      Total adjustments                                                           1,138,321          206,373
                                                                                -----------      -----------
      Net cash provided (used) by operating activities                           (1,119,769)      (1,777,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (12,096)         (79,866)
   Sales of property and equipment                                                    8,200               --
   Rebate from lessor for leasehold improvements                                         --          109,365
                                                                                -----------      -----------
      Net cash provided (used) in investing activities                               (3,896)          29,499


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                             5,680          908,625
   Proceeds from short-term notes                                                   500,000          172,000
   Proceeds from other debt financing                                               812,500               --
   Repayment of notes payable                                                      (303,363)          (7,928)
                                                                                -----------      -----------
      Net cash provided (used) in financing activities                            1,014,817        1,072,697
                                                                                -----------      -----------

      Net increase (decrease) in cash                                              (108,848)        (675,282)

Cash - beginning                                                                     36,939          713,421
                                                                                -----------      -----------

Cash - ending                                                                   $   (71,909)     $    38,139
                                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                             $    20,655      $       328
                                                                                ===========      ===========
      Income taxes paid                                                         $        --      $   488,245
                                                                                ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Settlement of shareholder advances through purchase of treasury stock     $        --      $ 1,068,629
                                                                                ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                        ONE UP CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by One Up Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 1997, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, including the accompanying notes. The results of operations for the interim period shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.


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

One Up is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("the Subsidiary"). The Subsidiary was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consisted of contract computer programming education that complimented the curriculum of One Up. The operations of the Subsidiary in the past have not been significant to the operations of One Up. The Subsidiary ceased operations prior to the close of the first quarter of 1997.


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

                        ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997
                                   (Unaudited)


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The financial statements include the accounts of One Up, the public company, and its majority owned foreign subsidiary, collectively referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue as services are performed in accordance with the terms as set forth in their contract agreements. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. At September 30, 1997 and 1996, accrued expenses include approximately $187,861 and $0, respectively, as a provision for contract losses relative to direct labor costs that exceed related contract revenues.

Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to the current classification.

Income (Loss) Per Share

Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods.


NOTE 4.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $2,099,991 during the nine months ended September 30, 1997, and the Company's current liabilities exceed current assets in the amount of $2,189,321. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity (including private placements and a secondary offering which is being considered for the 1998 calendar year), and in part on its ability to effectively penetrate the market for migration services. If the Company is not able to successfully complete the private placements as planned, or obtain alternative funding, and generate additional sales revenues in the near term, the Company will be unable to continue as a going concern.

                        ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997
                                   (Unaudited)


NOTE 4.  GOING CONCERN UNCERTAINTY (CONTINUED)

During the second quarter, the Company's new management successfully implemented its 90-day turn around plan, achieving what it considers highly significant results. Expenditures were reduced, the work force was stabilized, new management and sales teams were put in place, a new board of directors was elected, and the process of raising capital began with the signing of the first of two Private Placement Memorandums (See Note 5).

A second 90-day plan was implemented during the third quarter, placing an emphasis on working the new sales strategy, reestablishing research and development activities related to improving and enhancing the Company's existing tools, exploring a variety of new sales opportunities, and leveraging the Company's migration expertise through the development of strategic alliances with large information technology service companies.

To date, management is pleased with the results, as the Company continues to track to its second 90-day plan. After spending an extensive amount of time to determine the actual costs of project delivery, the Company now has a more cost effective sales model designed to generate significant sales going forward. The sales engine has been restarted, closing two contracts during the third quarter, and is working to finalize and close several other bids and proposals. Research and development activities have been successfully reestablished. During the fourth quarter, the Company will utilize its newly designed Web Site to market its Resource Migration Service. This service provides a complete process for migrating resource files (containing dialog boxes and controls, icons, cursors, bitmaps and fonts) and their corresponding resource header files, and is supported by a proprietary, automated resource migration utility which greatly reduces the time and effort traditionally required to manually migrate an application's resources. The Company's first new product, scheduled for delivery early in 1998, will be a Year 2000 tool set for the desktop, for which there appears to be a significant market. As discussed in Note 5, the Company signed a second Private Placement Memorandum in a continued effort to raise the capital necessary to fund its operating and R&D activities as well as its plans for growth.

Management expects to build a sales backlog during the fourth quarter that will move the Company forward to break even with a focus on achieving profitability in 1998. Management believes that the anticipated increase in revenues for the fourth quarter coupled with a continued emphasis on controlling costs will position the Company to achieve improved earnings for the remainder of 1997, looking forward to a bright future, although no assurances can be given regarding such increase.

Cash and the capital needed for R&D activities and continued growth remain a major concern. To continue to fund its operations for the year ended December 31, 1997, the Company is

                        ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997
                                   (Unaudited)


NOTE 4.  GOING CONCERN UNCERTAINTY (CONTINUED)

currently in the process of receiving the funds being raised from the second Private Placement Memorandum which commenced in September 1997. In addition, the Company is exploring numerous alternatives for a solution to the problem, including obtaining additional short-term financing, obtaining capital by offering additional private placements or by taking advantage of various other options presently available. However, no assurance can be given that such financing can be arranged or that the terms and conditions of such financing will be acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 5.  PRIVATE PLACEMENT MEMORANDUM

On June 16, 1997, the Company entered into the first of two Private Placement Memorandums (the "Offering #1"). The Offering #1 provided for up to 40 units of the Company's securities comprising $1,000,000 aggregate principal amount of non-convertible 10% Senior Secured Promissory Notes (the "Notes") and Common Stock Purchase Warrants (the "Warrants") to purchase an aggregate of 2,000,000 shares of the Company's common stock. The Notes mature on July 1, 1999, with interest payable semiannually commencing on January 31, 1998. The Warrants are exercisable at the lesser of market value at the time of the final closing (calculated as the average closing bid price for the prior ten trading days) or $0.50 per share. The Warrants are exercisable on or prior to the expiration date of July 1, 2000. The Offering #1 was offered by the Placement Agent on a "best efforts" basis. The Offering #1, which terminated August 31, 1997, after a 45 day extension, yielded net proceeds to the Company totaling $708,000. As of the filing of this report, none of the Warrants have been exercised.

On September 1, 1997, the Company entered into the second Private Placement Memorandum (the "Offering #2"). The Offering #2 provides for up to 28 units of the Company's securities comprising $700,000 aggregate principal amount of non-convertible 10% Senior Secured Promissory Notes (the "Notes") and Common Stock Purchase Warrants (the "Warrants") to purchase an aggregate of 1,400,000 shares of the Company's common stock. The Notes will mature on July 1, 1999, with interest to be paid semiannually commencing on January 31, 1998. The Warrants are exercisable at the lesser of market value at the time of the final closing (calculated as the average closing bid price for the prior ten trading days) or $0.50 per share. The Warrants are exercisable on or prior to the expiration date of July 1, 2000. The Offering #2,

                        ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997
                                   (Unaudited)


NOTE 5.  PRIVATE PLACEMENT MEMORANDUM (CONTINUED)

which was scheduled to terminate on October 31, 1997, was extended for a period of 30 days until November 30, 1997. The Offering #2 is being offered by the Placement Agent on a "best efforts" basis. As of the filing of this report, the Offering #2 has yielded net proceeds to the Company totaling $431,437, and none of the Warrants have been exercised.


NOTE 6.  INCOME TAXES

Deferred tax assets and liabilities at September 30, 1997, and December 31, 1996, consist of the following:

                                                                             09/30/97          12/31/96
                                                                           -----------      -----------
Current deferred tax asset                                                 $        --      $        --
Current deferred tax liability                                                 (97,765)         (97,765)
                                                                           -----------      -----------
Net cur  rent deferred tax liability                                       $   (97,765)     $   (97,765)
                                                                           ===========      ===========

Noncurrent deferred tax asset                                              $ 1,305,855      $   545,986
Noncurrent deferred tax liability                                                   --               --
Valuation allowance                                                         (1,208,090)        (448,221)
                                                                           -----------      -----------
Net noncurrent deferred tax asset                                          $    97,765      $    97,765
                                                                           ===========      ===========

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

The net operating loss incurred during the nine months ended September 30, 1997, was approximately $2,258,090. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.


NOTE 7.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS

Pursuant to the terms and conditions of short-term loans made to the Company by certain investor groups, on September 3, 1997, the Company issued 60,000 shares of its common stock as a result of the exercise of warrants to purchase said shares at $0.01 per share.

                        ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997
                                   (Unaudited)


NOTE 7.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)

The Company has granted new stock options to new employees to purchase a total of 15,000 shares of the Company's common stock at an exercise price equal to that of the closing bid price per share 90 days after their date of hire. The options vest 25% after each twelve month period beginning at the date of hire and may be exercised upon vesting. Any unexercised options will expire one year after 100% vested.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

On July 10, 1997, Source Services Corporation, filed suit against the Company, in County Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $22,000, plus attorney fees, court costs and interest. On September 17, 1997, Source was awarded a judgment against the Company in the amount of $22,750 plus interest. On November 10, 1997, the Company agreed to settle for payout arrangements of $10,000 payable immediately with the remaining balance payable in four equal installments of $3,216 each commencing on November 30, 1997.

Subsequent to the close of the second quarter of 1997, the following suits that had previously been filed against the Company were settled:

     1. A suit filed by a former employee for Breach of Employment Agreement, in Fairfax County, Virginia, in connection with the Company's decision to terminate employment of the former employee effective July 31, 1996, upon closing of the Company's remote sales office located in Virginia. The suit was originally for $110,139, and settled for $35,000. Previously, the Company had accrued $50,000 in connection with this suit. The difference of $15,000 in the amount previously accrued and the actual settlement amount is recorded in the current period as a reduction of labor costs.

     2. A suit filed by Integrated Documentation, Inc., for Breach of Contract, in County Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable. The suit was originally for $24,250, and settled for $26,929. The difference of $2,679 in the amount previously accrued and the actual settlement amount is recorded in the current period as additional legal fees and interest expense.

     3. A suit filed by Innova Solutions, Inc., in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable. The suit was originally for $100,227, and settled for $56,500. The difference of $43,727 in the amount

                        ONE UP CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997
                                   (Unaudited)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         previously accrued and the actual settlement amount is recorded in the current period as a reduction of contract labor expenses.

     4. A suit filed by Interactive Software, Inc., in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable. A judgment in the amount of $76,896 was rendered against the Company (of which $71, 896 was included in the Company's outstanding payables and $5,000 was for attorney fees). On September 30, 1997, the Company reached an agreement with Interactive to payout the amount of the judgment over time which is scheduled to conclude with the final payment on December 20, 1997.

     5. A suit filed by Ciber, Inc., in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable. The suit was originally for $55,650. On November 13, 1997, a judgment in the amount $60,000 was rendered against the Company. The Company is in the process of continuing to negotiate a settlement of this suit, or to reach an agreement for terms to payout the amount of the judgment over time. The difference in the amount previously accrued and the actual settlement amount will be recorded by the Company as additional legal fees in the period of settlement.

     6. A suit filed by American Technology Acquisition Corporation, in County Court, Dallas County, Texas, seeking payment for the unpaid balance relating to a Letter Agreement dated March 4, 1996. The suit was originally for $25,000. On November 14, 1997, a judgment in the amount $27,000 was rendered against the Company. The Company is in the process of continuing to negotiate a settlement of this suit, or to reach an agreement for terms to payout the amount of the judgment over time. The difference in the amount previously accrued and the actual settlement amount will be recorded by the Company as additional legal fees in the period of settlement.

     7. A suit filed by Boynton Beach Financial Corp., in Circuit Court, Palm Beach County, Florida, for Fraud and Tortious Interference. The suit, which was originally for $25,000, was resolved on September 17, 1997, when Boynton filed a Notice of Voluntary Dismissal with the Florida courts.

On October 15, 1997, the Company received, from an outside group of investors, $300,000 which is currently characterized as a short-term loan as the parties involved have not yet reached an agreement as to the specific terms and conditions related to these funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    3RD QUARTER ENDED SEPTEMBER 30, 1997

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

One Up is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("the Subsidiary"). The Subsidiary was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consisted of contract computer programming education that complimented the curriculum of One Up. The operations of the Subsidiary in the past have not been significant to the operations of One Up. The Subsidiary ceased operations prior to the close of the first quarter of 1997.

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

The Company has been involved in several successful migration projects with well-known companies such as Group 1 Software, Policy Management Systems Corporation, AutoTester Inc., Caterpillar Inc., Ameritech Library Services and USAA. One Up's expertise, technologies and refined methods produce quality results that are measurable, predictable and accurate, allowing it to perform migration projects for customers in months rather than in years, usually resulting in both time and cost savings for companies in need of migration services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


BACKGROUND

Through the development of its own revolutionary migration technologies and methodologies, the Company has automated much of the migration process. Use of this automated migration process achieves quality results that are measurable, predictable and accurate. The Company's technologies and methodologies allow it to manage large scale migrations with reduced investment in direct labor costs as the Company offers its customers a complete end-to-end migration service for the analysis and migration of their application code.

Management believes that through the development of several significant assets, including (1) an experienced technical team employing state-of-the-art proprietary technology, (2) an extensive list of prospective clients, and (3) an effective sales strategy, the Company is well positioned to pursue its business purpose of being an industry leader in computer platform migration.

SALES STRATEGY

Management believes the Company currently offers an efficient and effective solution for the analysis and performance of software migrations. With the rapid changes occurring in today's marketplace, such as the move to WindowsNT, the development of 64 bit processors and Year 2000 issues, the opportunity for the Company to sell its migration products and services is growing at a rapid rate. Currently, the market for migrations from OS/2 to another platform, such as WindowsNT, is estimated to be over $2 billion.

During the second quarter of 1997, new management (headed by a new President and CEO) analyzed the migration process that the Company used historically. The result was that several phases of the migration process were determined to be labor intensive, while other phases were not. Conversations have been initiated with several large information technology service companies who can better perform those labor intensive phases of a migration project. There is great interest on the part of those firms to enter into a strategic alliance with the Company and avail themselves of the huge potential market for migrations. Partnering with these firms will enable the Company to leverage its migration expertise and increase its profit margins on future projects.

Analysis of the migration process and discussions with firms interested in partnering with the Company for strategic alliances led to the development of a new and highly focused sales strategy. After spending an extensive amount of time to determine the actual costs of project delivery, the Company now has a more cost effective sales model designed to generate significant sales going forward. In addition, a new sales team was hired and is now in place,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


prepared to execute the Company's new sales strategy. New management believes the Company is now positioned to take advantage of the highly extensive market for its migration expertise by promoting the fact that its products (migration technology and methodology) allow customers to migrate critical software applications in a predictable, measurable, quality driven manner.

Initially, new sales will focus on the right kind of business for the Company. Projects to be pursued will fit the Company's area of expertise, which is the migration from OS/2 to Windows. The Company will apply a new philosophy in the pursuit of new projects with the intent of moving away from the more labor intensive phases of migration in favor of handing off those phases to its partners for completion. The sales engine has been restarted, closing two contracts during the third quarter, and is working to finalize and close several other bids and proposals.

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

Research and development activities have been successfully reestablished. Completion of the development of Commander 4.0 will enable the development of additional platform technology, thereby greatly expanding the Company's market potential, making it more valuable, and help assure the Company of maintaining a strong market position well into the next decade. As a result of recent R&D efforts, during the fourth quarter the Company will utilize its newly designed Web Site to market its Resource Migration Service. This service provides a complete process for migrating resource files (containing dialog boxes and controls, icons, cursors, bitmaps and fonts) and their corresponding resource header files, and is supported by a proprietary, automated resource migration utility which greatly reduces the time and effort traditionally required to manually migrate an application's resources. R&D activities initiated to explore new sales possibilities relating to Year 2000 issues have led to the development of the Company's first new product, scheduled for delivery early in 1998, which will be a Year 2000 tool set for the desktop, for which there appears to be a significant market. Management believes that corporate American is just becoming aware of the Year 2000 issues at the desktop level as a problem. The Company plans to work during the fourth quarter with partners to help it to sell and to develop its Year 2000 products and to determine the size of the Year 2000 market. In addition, R&D activities have been initiated to explore other sales possibilities relating the Internet and migrations from OS/2 to UNIX. As previously reported, the Company continues to be involved with a Fortune 50 company to jointly bid a migration project from OS/2 to UNIX. If a contract is awarded to the Fortune 50 company, the Company's involvement will enable it to complete much of the OS/2 to UNIX development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

During the third quarter of 1997, revenues decreased by approximately 31% to $646,601, compared to $942,434 for the third quarter of 1996, due in part to
(1) the lack of Education revenues resulting from discontinuing that segment of the business and (2) the lack of revenues from the Canadian subsidiary resulting from its discontinuing operations, but primarily due to the lack of new business as the Company's sales engine had been completely shut down from mid-January through July.

Operating Expenses

Total operating expenses decreased by approximately 39% to $1,096,271 during the third quarter of 1997, compared to $1,792,847 for the third quarter of 1996, resulting primarily from (1) decreased labor costs due to the layoffs and resignations during the first quarter of 1997, (2) decreased expenditures for travel as a result of new management's cost reduction plan, (3) decreased rent expense resulting from the successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas, and (4) a lack of expenditures for merger, acquisition and consulting expenses (relating to other expenses incurred as a result of the reverse merger in February 1996), which were nonrecurring after 1996. As a percentage of revenues, total operating expenses decreased significantly during the third quarter of 1997, compared to the third quarter of 1996, primarily attributable to decreased operating expenses as previously discussed.

Labor costs, including benefits and insurance, decreased by approximately 22% to $857,621 compared to $1,094,891, for the three months ended September 30, 1997 and 1996, respectively, primarily due to decreased labor costs resulting from the layoffs and resignations during the first quarter of 1997. General and administrative expenses decreased by approximately 29% to $118,959 compared to $167,870, for the three months ended September 30, 1997 and 1996, respectively, primarily due to cost containment efforts successfully executed particularly in the areas of software and computer related expenditures as well as employee recruiting fees. Advertising, marketing and product costs decreased to $(19,864) from $17,239, primarily due to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


a lack of expenditures in the area of public relations as well as a $25,640 write-off upon settlement of an outstanding trade payable related to public relations services. Travel decreased to $(6,019) from $147,903, resulting primarily from decreased expenditures for travel as a result of new management's cost reduction plan as well as a $10,498 write-off upon settlement of an outstanding trade payable related to travel expenses. Rent expense decreased to $32,400 from $96,265, attributable primarily to decreased monthly office rent resulting from the successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas. Depreciation and amortization decreased to $41,638 from $75,495, as a result of asset retirements. Provision for contract losses of $5,800 represents an increase in an adjustment that was recorded in the second quarter of 1997 after a thorough evaluation of the status of the various projects resulted in the necessity to realize a loss resulting from the excess of total estimated contract costs over contract revenues (which are recognized on the percentage of completion method based on estimated hours to complete). Legal and professional fees increased to $64,802 from $35,828, primarily due to (1) fees related to the consulting agreement with the Company's investment banking firm and (2) legal fees incurred resulting from the various lawsuits filed against the Company. Merger, acquisition and consulting expenses (which relate to other expenses incurred as a result of the reverse merger in February 1996 and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) decreased to $0 from $152,847, amounting to 0% and approximately 8% of total operating expenses for the three months ended September 30, 1997 and 1996, respectively.

Other Income and Expenses

Interest expense (which includes loan origination fees) increased to $45,824 from $30,293, for the three months ended September 30, 1997 and 1996, respectively, primarily due to (1) interest and loan fees connected with obtaining short-term financing, (2) interest on convertible debentures, senior secured promissory notes and shareholder loans, and (3) finance charges assessed by trade creditors for late payment of accounts payable. Financing fees of $5,319 relate to the amortized portion of fees paid in 1997 to the placement agent in connection with the two Private Placement Memorandums (See
Note 5).

Income Taxes

The net operating loss incurred during the quarter ended September 30, 1997, was approximately $500,473. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

During the first nine months of 1997, revenues decreased by approximately 33% to $1,359,554, compared to $2,024,049 for the first nine months of 1996, due in part to (1) the lack of Education revenues resulting from discontinuing that segment of the business and (2) the lack of revenues from the Canadian subsidiary resulting from its discontinuing operations, but primarily due to
(1) the lack of new business as the Company's sales engine had been completely shut down from mid-January through July and (2) an adjustment made during the second quarter to decrease revenues (which are recognized on the percentage of completion method based on estimated hours to complete) after an evaluation of the status of the various projects resulted in an increased but more realistic estimation of the estimated hours to complete, pushing out the project completion dates.

Operating Expenses

Total operating expenses decreased by approximately 32% to $3,459,545 during the first nine months of 1997, compared to $5,061,633 for the first nine months of 1996, resulting primarily from (1) decreased labor costs primarily due to the layoffs and resignations during the first quarter of 1997, (2) decreased expenditures for travel due to layoffs in the sales and marketing area, (3) decreased rent expense due to the forgiveness of approximately $90,000 (in amounts billed to the Company for rent and related expenses) upon the successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas, and (4) a lack of expenditures for merger, acquisition and consulting expenses (relating to other expenses incurred as a result of the reverse merger in February 1996), which were nonrecurring after 1996. As a percentage of revenues, total operating expenses decreased slightly for the first nine months of 1997, compared to the first nine months of 1996, primarily attributable to decreased operating expenses as previously discussed.

Labor costs, including benefits and insurance, decreased by approximately 26% to $2,088,654 compared to $2,834,266, for the nine months ended September 30, 1997 and 1996, respectively, primarily due to decreased labor costs resulting from the layoffs and resignations during the first quarter of 1997. General and administrative expenses decreased by approximately 38% to $312,040 compared to $499,429, for the nine months ended September 30, 1997 and 1996, respectively, primarily due to cost containment efforts successfully executed particularly in the areas of software and computer related expenditures as well as office related expenses such as supplies, printing and utilities. Advertising, marketing and product costs decreased to $(14,788) from $70,964, primarily due to a lack of expenditures in the area of public relations as well as a $25,640 write-off upon settlement of an outstanding trade payable related to public relations services. Travel decreased to $12,772 from $412,713, resulting primarily from decreased

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


expenditures for travel due to layoffs in the sales and marketing area as well as a $10,498 write-off upon settlement of an outstanding trade payable related to travel expenses. Rent expense decreased to $84,333 from $293,117, attributable primarily to decreased monthly office rent due to the forgiveness of approximately $90,000 in amounts billed to the Company for rent and related expenses upon the successful negotiation of early termination of the Company's lease for its facilities in Westlake, Texas. Depreciation and amortization decreased to $155,192 from $220,218, as a result of asset retirements. Provision for contract losses of $187,861 relates to an adjustment that was recorded in the second quarter of 1997 after a thorough evaluation of the status of the various projects resulted in the necessity to realize a loss resulting from the excess of total estimated contract costs over contract revenues (which are recognized on the percentage of completion method based on estimated hours to complete). Loss on release of assets of $284,573 relates to the write-off of the net book value of the Company's leasehold improvements on their Westlake offices which were released to the landlord effective March 31, 1997, upon a successful negotiation of early termination of the lease for those facilities. (In April 1997, the Company moved from its facilities located in Westlake, Texas, to a smaller and less costly location in Farmers Branch, Texas). Bad debt expense increased to $123,720 from $0, due to doubtful collection of a trade accounts receivable. Legal and professional fees increased to $220,163 from $179,841, primarily due to fees incurred related to the preparation of the Corporation's 1996 audited financial statements and legal fees incurred resulting from the various lawsuits filed against the Company. Merger, acquisition and consulting expenses (which relate to other expenses incurred as a result of the reverse merger in February 1996 and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) decreased to $0 from $539,461, amounting to 0% and approximately 10% of total operating expenses for the nine months ended September 30, 1997 and 1996, respectively.

Other Income and Expenses

Interest income decreased approximately 84% to $1,081 during the first nine months of 1997, compared to $6,889 for the first nine months of 1996, primarily due to the steady depletion of cash balances resulting from declining sales revenues coupled with increased operating expenses and costs and expenditures relating to the reverse merger and various fund raising activities throughout 1996. Interest expense (which includes loan origination fees) increased to $71,813 from $30,625, for the nine months ended September 30, 1997 and 1996, respectively, primarily due to (1) interest and loan fees connected with obtaining short-term financing, (2) interest on convertible debentures, senior secured promissory notes and shareholder loans, and (3) finance charges assessed by trade creditors for late payment of accounts payable. Financing fees of $73,569 relate (1) in part to the amortized portion of fees paid in 1997 to the placement agent in connection with the two Private Placement Memorandums (See Note 5) and (2) in part to the write-off of fees paid in 1996 to the placement agent in connection with the issuance of convertible debentures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


Income Taxes

The net operating loss incurred during the nine months ended September 30, 1997, was approximately $2,258,090. Any net operating loss incurred for the year ended December 31, 1997, eligible to be carried forward to future years will expire in 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,119,769 for the nine months ended September 30, 1997, which resulted primarily from the operating loss, partially offset by the receipt of the income tax refund as well as the increases in trade accounts payable and accrued expenses. This compares to net cash used by operating activities of $1,777,478 for the nine months ended September 30, 1996, attributable primarily to the operating loss. At September 30, 1997, the Company had a net working capital deficit of $2,189,321, an increase of $1,041,501 for the nine months then ended.

At September 30, 1997, the Company had a total of $240,755 in outstanding accounts receivable ($364,475 billed, net of $123,720 allowance for doubtful accounts, and $0 unbilled), all of which is considered fully collectible.

At September 30, 1997, the Company's outstanding debt obligations included $200,000 in short-term loans from outside investment groups, $812,500 in Senior Secured Promissory Notes related to the private placements, and $67,372 in advances from shareholders.

During the first nine months of 1997, the Company funded its operations primarily from the receipt of $500,000 in proceeds from short-term loans, from the receipt of $812,500 in Senior Secured Promissory Notes relating to the private placements, from the receipt of $507,733 (net of penalties and interest) relating to an income tax refund receivable, from the increases in trade accounts payable of $333,766 and accrued expenses of $234,800, and from the collection of accounts receivable outstanding and the receipt of sales revenues and customer deposits totaling $1,008,345.

Although the Company experienced a significant net loss for the nine months ended September 30, 1997, management believes it is important to note the growing opportunity for the Company to sell its automated migration products and services based on (1) the rapid growth and changes occurring in today's marketplace, (2) increasing market demand for conversion services, especially in the area of OS/2 to Windows migration as major corporations react to IBM's reduced development and support for OS/2, and (3) implementation of a highly focused sales strategy. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase, although no assurances can be given regarding such increase.

Cash and the capital needed for R&D activities and continued growth remain a major concern. The Company's current situation remains critical as it continues to suffer the serious cash flow difficulties it has experienced since mid-1996 which present a going concern problem that needs to be rectified in the short term. To continue to fund its operations for the remainder of 1997, the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


Company is currently in the process of receiving the funds being raised from the second Private Placement Memorandum which commenced in September 1997. In addition, the Company intends to continue funding its operating activities by obtaining additional short-term financing, by raising additional capital, through the issuance of stock, through the collection of outstanding accounts receivable, and through the receipt of customer deposits as large scale migration contracts are closed. The Company continues to actively work with trade creditors to postpone the payment of outstanding accounts payable, as well as to postpone further action on pending litigation and to settle lawsuits that have been filed against the Company.

During the second quarter of 1997, the Company's new management (headed up by a new President and CEO) implemented a 90-day "turn around" plan aimed at improving its critical economic situation. Achieving remarkable success after implementation, this 90-day plan accomplished (1) a significant reduction in expenditures through cost containment efforts, (2) stabilization of the Company's work force, (3) hiring new management and sales teams, (4) reorganization of existing management in the Company's technology development department, (5) election of a new board of directors, (6) commencement of the first of two Private Placement Memorandums, (7) the immediate collection of cash for a project that had been completed in April, and (8) formulation of a new 90-day for implementation during the third quarter.

During the third quarter of 1997, the Company implemented the second 90-day plan. Aspects of the plan included (1) bringing the sales engine back on line,
(2) restarting R&D efforts, (3) continuing efforts to seek out and develop strategic alliances with large information technology service companies, and (4) exploring its options to raise additional capital.

To date, management is pleased with the results, as the Company continues to track to its second 90-day plan. After spending an extensive amount of time to determine the actual costs of project delivery, the Company now has a more cost effective sales model designed to generate significant sales going forward. The sales engine has been restarted, closing two contracts during the third quarter, and is working to finalize and close several other bids and proposals. Research and development activities have been successfully reestablished. As a result of recent R&D efforts, during the fourth quarter the Company will utilize its newly designed Web Site to market its Resource Migration Service. This service provides a complete process for migrating resource files (containing dialog boxes and controls, icons, cursors, bitmaps and fonts) and their corresponding resource header files, and is supported by a proprietary, automated resource migration utility which greatly reduces the time and effort traditionally required to manually migrate an application's resources. In addition, the Company's first new product, scheduled for delivery early in 1998, will be a Year 2000 tool set for the desktop, for which there appears to be a significant market. As discussed in Note 5, the Company signed a second Private Placement Memorandum in a continued effort to raise the capital necessary to fund its operating and R&D activities as well as its plans for growth.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


Management expects to build a sales backlog during the fourth quarter that will move the Company forward to break even with a focus on achieving profitability in 1998. Management believes that the anticipated increase in revenues for the fourth quarter coupled with a continued emphasis on controlling costs will position the Company to achieve improved earnings for the remainder of 1997, looking forward to a bright future, although no assurances can be given regarding such increase.

While much remains to be accomplished, the Company has made tremendous progress towards stabilization. The Company's new President and CEO has a history of successfully turning around companies in similar situations and believes the Company has the opportunity to achieve a turn around. With the advent of sufficient financing and accommodations by certain of its creditors, coupled with successful implementation of the Company's new business plan and sales strategy, the Company will realize anticipated growth which should yield increased revenues and contribute to improved earnings for the remainder of 1997, although no assurances can be given regarding such increase or improvement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     A Statement of Computations of Per Share Earnings

                                                              Three Months Ended           Nine Months Ended
                                                            1997           1996           1997            1996
                                                       -------------------------------------------------------------
Net earnings (loss)                                    $   (500,473)   $   (583,381)  $ (2,258,090)  $ (1,983,851)
                                                       =============================================================

Weighted average number of common
     shares outstanding at beginning of period           27,452,251      17,102,883     17,147,350     11,337,432

Issuance of stock for services rendered                         -               -              -        1,779,232

Effect of reverse acquisition                                   -               -              -        1,302,829

Conversion of preferred stock to common stock                   -               -              -           29,047

Issuance of stock in connection with
     private placement                                          -               -              -          297,838

Issuance of stock related to various
     consulting agreements                                      -               -              -        1,271,449

Issuance of stock to key employees                              -               -              -
                                                                                                           55,131

Treasury stock received in exchange for
     shareholder advances                                       -               -              -         (340,089)

Issuance of stock under Employee
     Stock Purchase Plan                                        -               -             8,960           -

Issuance of stock at conversion of debentures                   -               -         9,019,840           -

Issuance of stock at exercise of options                     18,261             -             6,154           -
                                                       -------------------------------------------------------------

Shares used for computation                              27,470,512      17,102,883      26,182,304    15,732,869
                                                       =============================================================

Net earnings (loss) per common share                   $     (0.018)   $     (0.034)  $      (0.086) $     (0.126)
                                                       =============================================================




           Note: Fully diluted and primary calculations are the same.

                                   SIGNATURES

         Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           ONE UP CORPORATION
                                               (Registrant)




                                           BY:  /S/ W. CURTIS OVERSTREET
                                               -------------------------------
                                               W. Curtis Overstreet, President


Dated:  November 19, 1997
        -----------------

                               INDEX TO EXHIBITS


Exhibit
Number         Description
-------        -----------
 27            Financial Data Schedule