Form 10KSB
period 1997-12-31
MIGRATEC INC
filed 1998-04-15
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997

                        Commission file number 33-28809-A

                                 MIGRATEC, INC.
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


------------------------------              ----------------------------

------------------------------              ----------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock (no par value)
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $2,045,607

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         Common Stock, no par value ("Common Stock") was the only class of voting stock of the Company outstanding on March 31, 1998. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc., OTC Bulletin Board as reported on March 31, 1998 ($0.59), the aggregate market value of the 16,066,502 shares of Common Stock held by persons other than officers, directors and persons known to the Company to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $9,479,236. By the foregoing statements, the Company does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Company or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998, the issuer had 34,787,205 shares of common stock, no par value, outstanding.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD- LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC., AND ITS SUBSIDIARY (COLLECTIVELY, THE "COMPANY"), MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD- LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS CAUTIONARY LANGUAGE."

ALL TRANSACTIONS DESCRIBED HEREIN GIVE EFFECT TO THE COMPANY'S ONE FOR ONE AND ONE-HALF (1 FOR 1.5) FORWARD STOCK SPLIT THE EFFECTIVE DATE OF WHICH WAS MARCH 25, 1996.


INTRODUCTION

MigraTEC, Inc. (formerly known as One Up Corporation) (the "Company" or "MigraTEC") was incorporated in 1991. On February 29, 1996, the Company entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell." MigraTEC became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of MigraTEC. The name New York Acquisitions, Inc., was changed One Up Corporation and subsequently to MigraTEC, Inc. For accounting purposes, the reorganization of MigraTEC and the public company is regarded as an acquisition by the public company of all of the outstanding stock of MigraTEC, and is accounted for as a recapitalization of the public company with MigraTEC as the acquirer (a reverse acquisition). Accordingly, the historical financial statements are those of MigraTEC.

MigraTEC is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. One Up Computer Services, Ltd., was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consist of contract computer programming education that compliments the curriculum of MIGRATEC. The operations of One Up Computer Services, Ltd., in the past have not been significant to the operations of MigraTEC. Early in the first quarter of 1997, One Up Computer Services, Ltd., ceased operations.

BACKGROUND

MigraTEC's core business has been the development and sales of technology for the migration of strategic application software. The Company believes that there is a large potential market for these products and services resulting from the competition between, and widespread business use of, several different operating systems including IBM's OS/2 and Microsoft's Windows.

Migration is a computer industry term for converting software applications, such as billing, manufacturing control and consumer applications, from their current operating system to a new target operating system. Management believes the Company currently offers an efficient and effective solution for the analysis and performance of software migrations. Through the development of its own proprietary migration technologies and methodologies, the Company has automated much of the migration process. The Company has been involved with many successful migrations for well-known companies such as Group 1 Software, Policy Management Systems Corporation, AutoTester Inc., Caterpillar Inc., Ameritech Library Services and USAA. Management believes that the development of several significant assets, including an experienced technical team employing state-of-the-art proprietary technology, has positioned MigraTEC as a leading provider of cross-platform migrations.

The Company's migration methodology using its advanced migration technology, an automated proprietary migration tool set, has attracted the interest of several service providers including Keane Inc., CGN and Associates, and others who are interested in partnering opportunities. MigraTEC's technologies combined with partner expertise can produce quality results that are measurable, predictable and accurate. This allows the Company to perform migration projects for customers, typically resulting in both time and cost savings.

With the rapid changes occurring in today's marketplace, such as the move to Windows, the development of 64 bit processors and Year 2000 issues, MigraTEC's migration products and services should be increasingly in demand with growing opportunities for the Company to sell its products and services. As technology advances, every company with a computer must make decisions on how to deal with these changes. In considering the bottom line, it is difficult for companies to justify abandoning their investment in the large number of custom applications developed over the last decades. MigraTEC's products and services provide a solution to leverage corporate investment by extending the life of existing applications.


PRODUCT STRATEGY

OS/2 TO WINDOWS MIGRATION

Several independent studies have determined that the size of the North American market for OS/2 to Windows migrations is in excess of $2 billion. The European and Asian markets collectively are believed to be equally as large. MigraTEC believes it has the only automated solution for an OS/2 to Windows migration. MigraTEC believes that companies undertaking an OS/2 to Windows migration have two principal options: (1) either performing their migration manually or (2) contracting with MigraTEC for an automated solution. Historically, MigraTEC's automated solution results in both time and cost savings.

To realize the true potential of this opportunity, MigraTEC has focused on two objectives:

         First, the Company is reengineering its technology to become a product oriented offering as opposed to a service oriented offering.

         Secondly, the Company is repackaging its products and services so they can be sold and delivered by third party organizations.

Consequently, since October 1997, the focus of the Company has been concentrating on product development and building a technical marketing organization under the continuing leadership of Curtis Overstreet, President and CEO. As MigraTEC approaches accomplishment of this goal, the Company is negotiating with several large companies to serve as beta sites for its reoriented technology.

Correspondingly, the Company is now packaging its products and related services so that they can be sold and delivered by resellers and other third party organizations. In the judgment of management, the market for migration programs is too large and evolving too rapidly for any small organization to capture a large percentage of the opportunity by itself. Consequently, strategic alliances or teaming will be necessary to more effectively exploit the Company's technology. Currently, MigraTEC has entered into a teaming agreement with CGN and Associates, is working to finalize an agreement with Keane Inc., and has undertaken discussions regarding strategic agreements with other large service companies for potential partnering opportunities. Each of these companies has one or more customers that has identified a migration project where MigraTEC's technology is applicable. The efforts that the Company expends in these projects will help to better define the role MigraTEC will play in a partnering environment.


YEAR 2000 DESKTOP STRATEGY

While continuing its work in application migration, the Company is also entering the Year 2000 ("Y2K") market for the desktop and client/server environments. MigraTEC is currently launching a new flagship product for the Y2K analysis and remediation of desktop applications called MigraTEC2000.

As MigraTEC enters into a critical new arena of automated Y2K solutions, the Company will continue its commitment to provide innovative, top-quality products that allow its customers to preserve corporate investment by extending application life.

Most market analysts agree that the Y2K desktop opportunity is in excess of $60 billion. This is a market segment that management believes has yet to be effectively addressed by corporate America as well as many of the current Y2K solution providers.

The Company's studies have estimate that product sales will constitute approximately 5% of the total industry's Y2K desktop opportunity which equates to $3 billion. With this in mind, MigraTEC initiated a development effort in October 1997 with the goal of developing the markets' premier desktop Y2K product. To achieve this goal, the Company has hired key personnel with extensive experience in the Y2K industry and the development of Y2K programs for large software firms.

In December of 1997, Keane Inc., one of the most successful Y2K providers, conducted an evaluation of the Company's proprietary MigraTEC2000 software product, which is currently configured to address the C and C++ markets, and concluded that MigraTEC2000 represented potentially the best technology of its kind in the market. As a result, Keane has agreed to recommend MigraTEC2000. Management believes that many of Keane's customers could spend an average of $100,000 for a desktop Y2K product. There are several other potential partners who are currently evaluating MigraTEC's technology to determine if it is within their customer set.


NEW PRODUCT STRATEGY

MigraTEC has established a research group that is responsible for developing technology that will be the foundation of future products. In order to maximize the productivity of this group, MigraTEC has established two policies that the group must adhere to:

         No development will take place unless in involves the Company building upon its core technology, thereby preventing the need to support multiple technology disciplines which increases maintenance and training costs.

         No development will take place without a customer or potential partner supporting the development effort, thereby preventing work on technology that does not have a potential market identified and a potential sales and marketing partner to quickly turn the finished product into revenue.


EMPLOYEES

As of the date hereof, the Company employs approximately 34 full time persons and uses ten to fifteen contract programming consultants to expand the staff for particular projects. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTIES

The headquarters facility of the Company is located in Farmers Branch, a suburb of Dallas, Texas, and consists of approximately 15,000 square feet. The lease on the office space extends through April 2000, and the current annual rental is approximately $128,000.

ITEM 3. LEGAL PROCEEDINGS

Currently MigraTEC has pending several suits filed against the Company seeking payment for unpaid fees relating to the Company's trade accounts payable and contract obligations related to leased office equipment of approximately $320,000. These cases are presently in negotiations as the Company attempts to settle for a lesser amount and/or reach favorable payment terms.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.  MARKET  FOR COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's Common Stock has been traded on the NASDAQ Over-The-Counter ("OTC") Bulletin Board since June 14, 1996. The predecessor to the Company was acquired by an inactive public company on February 29, 1996. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock on the OTC Bulletin Board. On March 31, 1998, the closing price for the Company's Common Stock on the OTC Bulletin Board was $0.59 per share. At March 31, 1998, the Company had 34,787,205 shares of Common Stock outstanding.


                                                               High                       Low
                                                               ----                      -----
First Quarter 1997                                             $0.594                    $0.09
Second Quarter 1997                                            $0.50                     $0.30
Third Quarter 1997                                             $0.95                     $0.30
Fourth Quarter 1997                                            $0.86                     $0.35
First Quarter 1998                                             $0.70                     $0.35

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of MigraTEC should be read in conjunction with the audited consolidated financial statements of MigraTEC included elsewhere herein.

Although the Company experienced a significant net loss for both 1997 and 1996, management believes it is important to note the growing opportunity for MigraTEC to sell its automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as increasing market demand for migration products and services, especially in the area of OS/2 to Windows migration as major corporations react to IBM's reduced development and support for OS/2. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase throughout 1998, although no assurances can be given regarding such increase.

Management believes that the net loss posted for the year ended December 31, 1997, was in part due to reengineering the Company's business and reorienting its strategic approach to exploiting its technology as a product offering as opposed to a service offering. The Company now has a new product line (MigraTEC2000) to sell and intends to have an additional migration product line ready for sale in mid 1998. This leads management to believe that profitability can be achieved by the fourth quarter of 1998, although no assurances can be given regarding such increase.


YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

During 1997, MigraTEC revenues decreased by approximately 9% to $2,045,607, compared to $2,259,997 in 1996, due primarily from the reduction in revenues from the Canadian subsidiary resulting from ceasing its operations and the lack of Education revenues resulting from discontinuing that portion of the business.

Operating Expenses

MigraTEC's total operating expenses decreased by approximately 37% to $4,500,640 during 1997, compared to $7,149,986 for 1996, resulting primarily from (1) decreased labor costs primarily due to the layoffs and resignations during the first quarter of 1997, (2) decreased expenditures for travel due to layoffs in the sales and marketing area as well as new management's cost containment efforts, (3) decreased rent expense due to the Company's move from its facilities located in Westlake, Texas, to a smaller and less costly location in Farmers Branch, Texas, and (4) no expenses being incurred for merger, acquisition and consulting expenses (relating to other expenses incurred as a result of the reverse merger in February 1996), which were nonrecurring after 1996. As a percentage of revenues, total operating expenses decreased to 220% for 1997, compared to 316% for 1996, primarily attributable to decreased operating expenses as previously discussed.

Labor costs, including benefits and insurance, decreased by approximately 30% to $2,756,621 compared to $3,954,015, respectively for 1997 and 1996, primarily due to decreased labor costs resulting from the layoffs and resignations during the first quarter of 1997. General and administrative expenses decreased to $340,665 from $723,932, primarily due to cost containment efforts successfully executed by new management, particularly in the areas of software and computer related expenditures, employment recruiting fees, and office related expenses (such as supplies, printing, equipment rental, telephone expenses and utilities). Advertising, marketing and product costs decreased to $17,086 from $99,633, primarily due to a reduction of expenditures in the area of public relations. Travel decreased to $39,749 from $465,530, resulting primarily from decreased expenditures for travel due to layoffs in the sales and marketing area as well as new management's cost containment efforts. Rent expense decreased to $186,899 for 1997, compared to $386,106 in 1996, attributable primarily to decreased monthly office rent due to the Company's move from its facilities located in Westlake, Texas, to a smaller and less costly location in Farmers Branch, Texas. Depreciation and amortization decreased to $233,962 in 1997, compared to $317,036 in 1996, as a result of asset retirements. Legal and professional fees decreased to $211,936 in 1997, compared to $315,486 in 1996, primarily due to the legal fees incurred in 1996 related to the Reg S offering. Year 2000 program costs of $293,604 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set. Provision for contract losses of $6,800 relates to the excess of the remaining estimated contract costs over contract revenues (which are recognized on the percentage of completion method based on estimated hours to complete). Bad debt expense of $123,720 relates to doubtful collection of a trade accounts receivable. Loss on release of assets of $284,573 relates to the write-off of the net book value of the Company's leasehold improvements on its Westlake offices which were released to the landlord effective March 31, 1997, upon a successful negotiation of early termination of the lease for those facilities. (In April 1997, the Company moved from its facilities located in Westlake, Texas, to a smaller and less costly location in Farmers Branch, Texas). Merger, acquisition and consulting expenses (which relate to other expenses incurred as a result of the reverse merger in February 1996 and becoming a public company, including the increased management consulting, and additional accounting and legal work made necessary as a result of the reverse merger and the various SEC filings related thereto) decreased to $0 from $871,586, amounting to 0% and approximately 12% of total operating expenses for the years ended December 31, 1997 and 1996, respectively.

Other Income and Expenses

Interest income decreased approximately 82% to $1,281 in 1997, compared to $7,312 in 1996, primarily due to the steady depletion of cash balances resulting from declining sales revenues coupled with increased operating expenses and costs and expenditures relating to the reverse merger and various fund raising activities throughout 1996. Interest income on shareholder advance decreased to $0 in 1997, compared to $33,522 in 1996, due to payoff of the loan during the second quarter of 1996. Interest expense (which includes loan origination fees) increased to $156,175 in 1997, compared to only $45,263 in 1996, primarily due to (1) interest and loan fees connected with obtaining short-term financing, (2) interest on convertible debentures, senior secured promissory notes and shareholder loans, (3) finance charges assessed by trade creditors for late payment of accounts payable, and (4) interest and penalties related to the 1995 income tax liability. Financing fees of $108,806 relate to (1) the amortized portion of fees paid in 1997 to the placement agent in connection with the issuance of the Senior Secured Promissory Notes, (2) the expensing of fees paid in 1996 to the placement agent in connection with the issuance of convertible debentures, and (3) fees paid in connection with two private sales of shares in the fourth quarter of 1997.

Income Taxes

The Company generated losses for income tax purposes of approximately $2,100,000 during the year ended December 31, 1997. The total net operating loss at December 31, 1997, of approximately $3,400,000 has a valuation allowance against the deferred tax asset due to uncertainty of generating future taxable income. The net operating loss carryover generated for the year ended December 31, 1997, will expire in 2012.

Extraordinary Item

Forgiveness of debt of $183,351 relates to reductions in amounts due to various vendors through negotiation of terms.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $2,153,297 for 1997, which resulted primarily from the operating loss, partially offset by receipt of the income tax refund. This compares to net cash used by operating activities of $2,304,344 for 1996, attributable primarily to the operating loss, offset partially by net increases in accounts payable balances. At December 31, 1997, the Company had a net working capital deficit of $1,563,162, an increase of $415,342 for the year then ended.

At December 31, 1997, the Company had a total of $394,755 in outstanding accounts receivable ($518,475 billed, net of $123,720 allowance for doubtful accounts, and $0 unbilled), the net amount of which is considered fully collectible.

At December 31, 1997, the Company's outstanding debt obligations included (i) $462,500 in short-term loans from a bank and outside investment groups, (ii) $1,112,500 in Senior Secured Promissory Notes related to the private placements and (iii) $63,276 in advances from shareholders.

During 1997, the Company funded its operations primarily from the collection of $505,680 in connection with the issuance of common stock, from the receipt of $1,112,500 in connection with the Senior Secured Promissory Notes (net of $127,938 in financing fees), from the receipt of $507,733 (net of penalties and interest) relating to an income tax refund receivable, from the receipt of $762,500 in proceeds from short-term loans from a bank and outside investment groups, and from the collection of accounts receivable outstanding and the receipt of sales revenues and customer deposits totaling $1,231,345.

Due to the significant decline in revenues and earnings for the year ended December 31, 1996, resulting primarily from expiration of contracts with IBM and failure of prior management to adapt the Company's products and services to changing market conditions, the Company's new management formulated and implemented a restructuring plan and a new business plan. While the success of the Company will in part depend upon its ability to market and sell its products and services, management believes that the implementation of this plan should return the Company to profitability by the fourth quarter of 1998. However, there can be no assurance that the Company will generate an increase in revenues or earnings or achieve profitability.

Cash and the capital needed for R&D activities and continued growth remained a major concern as of December 31, 1997. The Company's situation at the end of 1997 remained critical as it continued to suffer the serious cash flow difficulties it had experienced since mid-1996. To continue to fund its operations for 1998, the Company is currently in the process of receiving the funds being raised from the Offerings which commenced in March 1998. The Company continues to actively work with trade creditors to postpone the payment of and negotiate settlements regarding such outstanding accounts payable on terms favorable to the Company.

In March 1997, after assessing the Company's precarious situation, management (headed up by a new President and CEO) began implementation of its new business plan resulting in completing two Private Placements, restarting of the sales engine, closing two sales contracts, and reestablishment of research and development activities.

While much remains to be accomplished, the Company has made significant progress towards stabilization. Management expects that its efforts will move the Company forward with a focus on achieving profitability by the end of 1998. Management believes that the anticipated increase in revenues for 1998 coupled with a continued emphasis on controlling costs will position the Company to achieve improved earnings for 1999, although no assurances can be given regarding such increase.

Although the Company experienced a significant net loss for the year ended December 31, 1997, management believes it is important to note the growing opportunity for the Company to sell its products and services based on the rapid growth and changes occurring in today's marketplace. Management believes, that by capitalizing on these opportunities, revenues and earnings will increase, although no assurances can be given regarding such increase.


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

Among the key factors that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are the risk that the Company will be unable to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms, the risk that the Company will be unable to effectively penetrate its target markets for migration products and services and Y2K product sales, the risk that new untested management will be unable to successfully implement the business plan and sales strategy, and the risk of unfavorable changes in economic and industry conditions, as well as changes in regulatory requirements. The Company has also made certain assumptions relating to its operations and the industry in general. All written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by, but not limited to, the factors described above.

UNCERTAIN MARKET ACCEPTANCE

The Company believes that its Commander TechnologySM and new MigraTEC2000 products appear to have a strong demand in the marketplace. The new marketing and sales approach being taken to sell this new technology and services is expected to produce a significant number of customers. However, the Company's ability to execute this new strategy remains untested, thus no assurance can be given that market acceptance will occur.

RECENT OPERATING LOSSES

The Company was organized in January 1991, and while it has experienced certain periods of profitability since its inception, the Company has sustained substantial losses in recent times. For the years ended December 31, 1997 and 1996, the Company incurred net losses of $2,517,606 and $3,717,152, respectively. As at December 31, 1997, the Company had an accumulated deficit of $3,996,034. The Company is dependent on the proceeds of the March 1998 offerings to sustain its operations. There can be no assurances that the Company will be able to develop or sustain profitable operations in the future. Results of operations in the future will be influenced by numerous factors including technological developments, further development of the Company's proprietary software conversion products, expansion of the Company's marketing program, increases in expenses associated with sales growth, market acceptance of the Company's products, the capacity of the Company to expand and maintain the quality of its software conversion products, competition and the ability of the Company to control costs. There can be no assurance that revenue growth or profitability on a quarterly or annual basis will be reached in the future. In addition, the Company will be subjected to all the risks incident to a rapidly developing and technologically oriented business with only a limited history of operations.

EXPLANATORY PARAGRAPH IN INDEPENDENT AUDITOR'S REPORT

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6 of the Form 10-KSB Annual Report, the Company had experienced a substantial decline of revenue, had incurred substantial losses and required substantial funding both in the near term and intermediate term period. The Company's independent auditors included an explanatory paragraph in their report on the Company's December 31, 1997, financial statements addressing the ability of the Company to continue as a going concern. The Company still requires funding in order to accomplish its change in business strategy following the restructuring of its management.

DEPENDENCE ON KEY PERSONNEL

The success of the Company is highly dependent upon the continued services of Mr. Curtis Overstreet, its Chief Executive Officer, and Mr. Benjamin Swirsky, its recently elected Chairman of the Board. The loss of the services of either Mr. Overstreet or Mr. Swirsky would likely have a material adverse effect on the business of the Company. MigraTEC does not presently maintain key man insurance on the life of any of its officers. There can be no assurances that the Company will be able to replace Mr. Overstreet or Mr. Swirsky in the event their services become unavailable.

SUBSTANTIAL INDEBTEDNESS

The Company's operations have been financed in part from short-term and long-term indebtedness provided by shareholders and others. The Company is obligated to repay the Senior Secured Promissory Notes on July 1, 1999. In the absence of sufficient financing, the Company may be materially adversely affected by the requirement to repay the Notes since it may not have use of such funds to either sustain or to continue the development of its operations. If the Company is unable to realize sufficient proceeds from the March 1998 offerings or additional financings or to generate sufficient cash flow from operations to meet scheduled or unscheduled debt payments, there can be no assurance that the Company will be able to repay, or restructure such indebtedness, and any default on its debt would have a material adverse effect on the Company.

LEGAL PROCEEDINGS

As described under Item 3 of the Company's 10-KSB Annual Report, the Company has been subject to various claims and litigation relating to past transactions. Over the past nine months the Company has been able to reach settlement with a number of the parties having claims against the Company.

DEPENDENCE UPON OFFERING

The Company requires the proceeds from the March offerings to acquire shares of the Company's Common Stock, presently owned by Mr. Richard Dews, former President and Chief Executive Officer of the Company, to employ its new sales strategy, to deploy its research and development plans for new products, to hire sales and consulting staff, to market its computer migrations technology and new Year 2000 technology to a market which has not been fully introduced to MigraTEC's services, and for working capital. In the absence of the proceeds from the March Offerings, the Company's ability to implement a growth plan will be significantly impaired.

RAPID TECHNOLOGY CHANGE

The software development industry in which the Company competes, as well as the computer industry as a whole, is subject to rapid technological change and obsolescence. In order for the Company to compete effectively, it must offer products which receive customer and consumer acceptance and fulfill customer and industry needs. To the extent that the Company fails to achieve technological advances and enhancements comparable to and competitive with those made by others in the industry, the Company's products may become obsolete. There can be no assurances that the Company's products will not be rendered obsolete by changing technology or that the Company will be able to respond to advances in technology or changes in customer or consumer needs in a manner as to be commercially feasible.

PRODUCT DEVELOPMENT RISKS

The Company's business is, to a large degree, subject to continued updating of existing technology, enhancement of its current software conversion products and development of new products. Product enhancement and development involve a high degree of risk, and there is no assurance that development efforts of the Company will be successful or, if successful, that such development efforts can be completed on a cost effective and timely basis. Additional funds may be necessary to develop or enhance a product, and there can be no assurance that such funds will be available from any source in the future. Finally, there is no assurance that, once a product has been developed, it will be accepted in the marketplace, will be commercially successful, or will not be rendered technologically obsolete soon after its development.

COMPETITION

The Company is engaged in a highly competitive segment of the data processing industry. The Company competes or may subsequently compete, directly or indirectly, with a large number of companies which may provide various levels of services or products comparable with those provided by the Company. Many present or prospective competitors are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. Although the Company believes that its products and services may be on the leading edge of technology and can ultimately occupy an attractive market position, there can be no assurance that the Company will ever be able to compete effectively in its market.

The computer technology and services industry is extremely competitive. Despite the Company's confidence that its technology represents a better solution than that of its competitors and that its products and services are among the most efficient and effective solutions systems in the marketplace, MigraTEC competes with many firms which provide products and services similar to the Company's current and proposed offerings. Most of these competitors have capital, name recognition and financial, personnel and other resources far greater than those of MigraTEC. These competitors include IBM, Andersen Consulting, Computer Science Corporation, Viasoft, Acceler8 and many others. The Company's ability to compete effectively will depend, in part, upon its systems' features, their cost effectiveness, the ability of the Company to maintain state-of-the-art technology, the ability of the Company to service its products efficiently and the Company's success in marketing and selling such products and services. No assurance can be given that the Company will effectively compete with its market.

NO ASSURANCE OF PROTECTION FOR PROPRIETARY RIGHTS; RELIANCE ON TRADE SECRETS

The Company will seek to maintain its proprietary rights by patents, trade secret protection and by the use of nondisclosure and restrictive covenant agreements with its employees. While the

Company has taken legal precautions to protect its interests, there can be no assurance that meaningful proprietary protection can be attained, that the Company will be able to enter into or enforce patents and agreements which restrict competitive activities of its employees, or that various individuals trained by the Company may not seek to engage in competitive activities subsequent to their employment by the Company. The Company's method of operations will have only limited proprietary protection as it is unlikely that it will be able to secure meaningful proprietary protection relevant to its methods of business operations.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY

The Company is currently preparing a patent application on its MigraTEC2000 technology. While the Company believes that this patent will provide protection for its technology, no assurance can be given that the Company will be able to obtain a patent or effectively protect its rights in the marketplace.

POTENTIAL DILUTIVE EFFECT OF FUTURE OFFERINGS

The Company expects to engage in future financings over the next several years. There can be no assurances that such financings will ever be completed, but any such financings could involve a dilution of the interests of the shareholders of the Company upon the issuance of additional shares of Common Stock and other securities.

COMPETITION FOR KEY PERSONNEL

The competition for recruitment of personnel in the software development industry is continuous and highly intense. The Company's success will depend in part on its ability to recruit, train and retain highly skilled executive, technical and marketing personnel. There can be no assurances that the Company will, in fact, be in a position to secure and maintain the services of such highly skilled personnel to support the Company's contemplated operating and service expansion program.

NEED FOR QUALIFIED PERSONNEL

In order to meet its business objectives, it has been and will continue to be necessary for the Company to develop and update the Company's sales model and to employ and train qualified marketing and sales personnel staff to carry out the new sales approach. Competition for qualified personnel in the software development industry is intense and the Company will be required to compete for such personnel with companies having greater financial and other resources than the Company. There can be no assurance that the Company will be able to attract and retain qualified personnel.

BROKER-DEALER SALES OF SHARES

The Company's Common Stock is not presently included for trading on the NASDAQ System, and there can be no assurances that the Company will ultimately qualify for inclusion within that system. The Nasdaq Stock Market, Inc. has recently enacted certain changes to the entry and maintenance criteria for listing eligibility on The Nasdaq SmallCap Market. The entry standards require at least $4 million in net tangible assets, $50 million in market capitalization or $750,000 net income in the most recently completed fiscal year or in two of the last three years. The proposed entry standards would also require a public float of at least one million shares at $5 million market value of public float, a minimum bid price of $4.00 per share, at least three market makers, and at least 300 shareholders. The maintenance standards (as opposed to entry standards) require at least $2 million in net tangible assets, $35 million in market capitalization or $500,000 in net income in the most recently completed fiscal year or two of the last three years, a public float of at least 500,000 shares, a $1 million market value of public float, a minimum bid price of $1.00 per share, at least two market makers, and at least 300 shareholders.

No assurance can be given that the Common Stock of the Company will ever qualify for inclusion on the NASDAQ System. Until the Company's shares qualify for inclusion in the NASDAQ System, the Company's securities will be traded in the over-the-counter markets through the "pink sheets" or on the OTC Bulletin Board. As a result, the Company's Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and may also affect the ability of shareholders to sell their shares in the secondary market.

SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of shares of Common Stock in the public market after the March offerings or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Notes and the Company's ability to raise additional funds in the future in the capital markets. As at March 31, 1998, the Company had outstanding 34,787,205 shares of Common Stock, assuming no exercise of outstanding options. In addition, options and warrants to purchase 11,033,844 shares of Common Stock had been issued as of that date. Of the shares outstanding, 14,176,986 shares are tradable without restriction or limitation under the Act, except for any shares held by "affiliates" of the Company which will be subject to the resale limitations under Rule 144 of the Act. The remaining 20,610,219 outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 (the "Restricted Shares"), which will become unrestricted over various periods of time. The Restricted Shares may not be sold except in compliance with the registration requirements of the Act or pursuant to an exemption, including that provided by Rule 144.

There are a number of events that have taken place subsequent to December 31, 1997, which have an effect on stockholders' equity. In addition to the March offerings and other events, the Company intends to grant two-year warrants for the purchase of 5,200,000 shares of the Company's common stock at an exercise price of $0.20 per share to members of the Company's

Board of Directors as comprised at the closing of the Company's private offering which commenced on March 30, 1998. At the culmination of all of these events, assuming full subscription of the Offering #2 and related payment of placement fees, the Company anticipates that its outstanding shares of Common Stock, options and warrants will be:

           43,137,205 shares of Common Stock issued and outstanding,
            7,781,875 options to purchase shares of Common Stock, and 12,736,469 warrants to purchase shares of Common Stock.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements are included under Item 13 (a) of this Report.


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

                         Name                     Age            Position with the Company
           ---------------------------------- ------------- -------------------------------------

           W. Curtis Overstreet                    52       President, CEO and Director
           Benjamin Swirsky                        56       Chairman
           Joseph B. Meredith                      43       V.P. of Business Development
           Rick J. Johnson                         39       COO
           Mark C. Myers                           43       CFO, General Counsel and Secretary
           Jeffrey C. Manchester                   40       Director
           Deane Watson, Jr.                       51       Director


W. CURTIS OVERSTREET. Mr. Overstreet was appointed President and Chief Executive Officer of MigraTEC, Inc., and elected to the Board of Directors on April 10, 1997. He is a seasoned senior executive with almost 30 years of experience in the computer software industry. He has had consistent success in both growth and turnaround situations involving domestic and international environments. He has particular expertise in the development of high performance sales and management teams, which, in the opinion of the Board of Directors, are needed by the Company at this time. Prior to his appointment as President, Mr. Overstreet served as a consultant to Company management for several weeks, during which time he reviewed the Company's management and technical expertise, the status of current client projects, the prospects for future contracts and also analyzed the Company's financial situation. The review and analysis of this information and data was used to prepare the new business plan for the Company. Mr. Overstreet graduated with a B.S. degree in Economics from West Texas State University, a member of the Texas Agricultural and Mechanical University system, located in Canyon, Texas.


BENJAMIN SWIRSKY. Mr. Swirsky was elected to the Board of Directors in July 1997, and subsequently was elected Chairman in December 1997. Most recently Mr. Swirsky was the President and Chief Executive Officer of Slater Steel, Inc., a diversified industrial company with investments in steel production, service, forging and hardware and trucking industries. Slater Steel is headquartered in Toronto, Ontario, and conducts operations in Canada and the United States. Mr. Swirsky was previously President and Chief Executive Officer of Bramalea, one of North

America's largest real estate development companies. Prior thereto, Mr. Swirsky was a senior partner and a member of the executive committee of Peat, Marwick, Mitchell, Chartered Accountants.


JOSEPH B. MEREDITH. Mr. Meredith was appointed Vice President of Business Development of MigraTEC, Inc., on June 2, 1997. From January 1995 to May 1997, Mr. Meredith was Account Executive for Software AG, Americas, based in Dallas, Texas. Prior thereto, from August 1993 to November 1994, Mr. Meredith served as Director of Business Development for BSG Corporation, based in Houston, Texas. From May 1986 to August 1993, Mr. Meredith was Senior Account Executive for EDS Corporation located in Dallas, Texas. From October 1982 to April 1986, Mr. Meredith served as Regional Vice President for Parker North America Corporation head quartered in Newport Beach, California.


RICK J. JOHNSON. Mr. Johnson was appointed Chief Operating Officer of MigraTEC, Inc., on July 1, 1997, and serviced as Secretary of the Company from July 1997 through March 1998. From January to March 1997, Mr. Johnson was Director of Operations Support - Integrated Business Solutions and thereafter also Director of Applications Solutions for Software AG, Americas, based in Dallas, Texas. Prior thereto, from January 1995 to December 1996, Mr. Johnson served as Business Manager - West U.S. Area for that company. From February 1982 to January 1995, Mr. Johnson served in various executive capacities with Andersen Consulting and its predecessor division at Arthur Andersen & Co., based in Dallas, Texas.


MARK C. MYERS. Mr. Myers was appointed to the position of Chief Financial Officer, General Counsel and Secretary of MigraTEC, Inc., on April 1, 1998. From 1996 to 1997, Mr. Myers served as COO and CFO for Interactive Software, Inc., an Oracle software consulting services and software sales company, based in Dallas, Texas. Prior thereto, Mr. Myers served in numerous executive capacities including President of Healthtronix from 1992 to 1996, President and founder of United Medicorp, Inc., a high-tech medical insurance claim processing and consulting company, from 1989 to 1992, President of Premier Services, Inc., from 1986 to 1989, Vice President and General Counsel for ARM, Inc., from 1985 to 1986, Assistant General Counsel and Director of Regulatory Affairs for U.S. Telephone from 1998 to 1985, and a practicing attorney for Moseley, Jones, Enoch & Martin from 1980 to 1982. Mr. Myers earned his JD/MBA from Southern Methodist University in 1979, and graduated with a BBA in Accounting from Wichita State University in 1975.


JEFFREY C. MANCHESTER. Mr. Manchester was elected to the Board of Directors in July 1997. Currently, Mr. Manchester is Vice President of Operations, Southeast Region, for Cambridge Technology, a management consulting firm. Prior thereto, Mr. Manchester was a founding principal of The Systems Consulting Group, Inc., based in Miami, Florida, which was engaged in computer systems development. Previous to that, Mr. Manchester was employed by Andersen

Consulting from July 1982 to May 1988, and was a Senior Manager of that firm at the time of his departure.


DEANE WATSON, JR. Mr. Watson was elected to the Board of Directors in March 1998. Currently, Mr. Watson is a practicing attorney in general business practice with an emphasis in oil and gas, real estate and collections. Since 1992, Mr. Watson has also served as President and Managing Director of Omega Energy Corporation, and oil and gas production firm. Prior thereto, Mr. Watson as served in numerous other capacities including residential builder/developer from 1986 to 1989, independent petroleum landman from 1989 to 1992 and from 1980 to 1986, and Vice President/ Escrow Officer of Chicago Title Company from 1973 to 1980. Mr. Watson earned his JD from Texas Weslayan School of Law in 1993, and graduated with a BBA with an emphasis in Economics and Accounting from West Texas State University in 1982.


Effective December 1, 1997, the Company adopted a policy whereby Directors would be compensated for their services at a rate of $2,000 per month. The Company paid $6,000 for Directors' fees for the year ended December 31, 1997.


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


ITEM 10. EXECUTIVE COMPENSATION

Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1997, aggregated to $434,772. Set forth below is a summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission.

                           SUMMARY COMPENSATION TABLE

                                                                      Other                                                 All
       Name and                                                      Annual       Restricted                              Other
      Principal                                                      Compen-        Stock        Options/       LTIP      Compen-
       Position            Period        Salary        Bonus         sation        Award(s)      SARs (#)     Payouts     sation
----------------------- ------------- ------------- ------------- -------------- ------------- ------------- ---------- -----------


W. Curtis Overstreet,       1997         $ 67,925      $ 48,000      $    2,000     $    -            -          -       $  29,500
President, CEO and          1996         $    -        $    -        $    -         $    -            -          -       $    -
Director                    1995         $    -        $    -        $    -         $    -            -          -       $    -

Richard G. Dews,            1997         $  1,500      $    -        $    -         $    -            -          -       $    -

Former President,           1996         $145,636      $    -        $    -         $  63,650         -          -       $    -
CEO and Chairman            1995         $250,020      $891,743      $    -         $    -       2,154,112       -       $    -

H. Wayne Sanderson,         1997         $ 50,945      $    -        $    -         $    -            -          -       $    -
Former Secretary,           1996         $ 62,813      $    -        $    -         $   3,350       26,006       -       $    -

V.P. and Director           1995         $100,000      $    -        $    -         $    -         113,374       -       $    -


The Company entered into a one year employment agreement with its President and CEO effective April 10, 1997. The agreement includes provisions for an annual base salary of $90,000, incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement, and sales commissions.

The Company entered into a one year employment agreement with its Vice President of Business Development effective June 2, 1997. The agreement includes provisions for an annual base salary of $75,000 and sales commissions.

The Company entered into a one year employment agreement with its Chief Operating Officer effective July 1, 1997. The agreement includes provisions for an annual base salary of $125,000 and incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement.

The Company entered into a one year employment agreement with Chief Financial Officer effective April 1, 1998. The agreement includes provisions for an annual base salary of $125,000 and incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement.

OPTION EXERCISES AND VALUES AT YEAR END

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                Value of
                                                                         Number of             Unexercised
                                                                        Unexercised           In-the-Money
                                                                       Options/SARs           Options/SARs
                                  Shares                               at FY-End (#)            at FY-End
                                Acquired on           Value            Exercisable/           Exercisable/
           Name                Exercise (#)         Realized           Unexercisable          Unexercisable
---------------------------- ------------------ ------------------ ---------------------- ----------------------

W. Curtis Overstreet                 -                 $ -             733,903 / 2,201,708      $271,544 / $814,632
Richard G. Dews                      -                 $ -                 -   /      -         $   -    / $    -
H. Wayne Sanderson                   -                 $ -              26,006 /      -         $105,000 / $    -

Pursuant to provisions of the employment agreement with its President and CEO, the Company granted options to purchase ten percent (10%) of the total number of common shares outstanding as of the date of the agreement at an exercise price of $0.37 per share, and includes an anti-dilutive clause which increases the number of options available for exercise under certain conditions as noted in the agreement. The options vest at the rate of 25% after each six month period beginning April 10, 1997. Any unexercised options will expire four years after the vesting date, except as noted in the agreement.

The Company entered into an agreement with its current Chairman effective June 24, 1997, whereby the Company granted options to purchase 50,000 common shares at an exercise price of $0.35 per share. The options were vested 100% at grant date, and expire June 24, 2000.

Pursuant to provisions of the employment agreement with its Vice President of Business Development, the Company granted options to purchase two percent (2%) of the total number of common shares outstanding as of the date of the agreement at an exercise price of $0.31 per share, and includes an anti-dilutive clause which increases the number of options available for exercise under certain conditions as noted in the agreement. The options vest at the rate of 1/24 per month beginning June 2, 1997, and are exercisable at vesting at any time during employment, except as noted in the agreement.

Pursuant to provisions of the employment agreement with its Chief Operating Officer, the Company granted options to purchase two percent (2%) of the total number of common shares outstanding as of the date of the agreement at an exercise price of $0.33 per share, and includes an anti-dilutive clause which increases the number of options available for exercise under certain conditions as noted in the agreement. The options vest at the rate of 1/24 per month beginning June 13, 1997, and are exercisable at vesting at any time during employment, except as noted in the agreement.

Pursuant to provisions of the employment agreement with its Chief Financial Officer, the Company granted options to purchase 900,000 shares of the Company's common stock at an exercise price of $0.20 per share. The options vest at the rate of 1/24 each month beginning April 1, 1998, and are exercisable at vesting at any time during employment, except as noted in the agreement.

The Company entered into an agreement with a Director effective June 19, 1997, whereby the Company granted options to purchase 25,000 common shares at an exercise price of $0.35 per share. The options were vested 100% at grant date, and expire June 19, 2000.

As of March 31, 1998, the Company has previously granted to members of its management and employees options to purchase an aggregate of 841,006 shares of Common Stock of the Company exercisable at prices ranging from $4.0375 to $0.35.

EMPLOYEE STOCK PURCHASE PLAN

In April 1997, management announced plans to terminate the Employee Stock Purchase Plan that the Company had adopted effective July 1, 1996. As a result, employees who were participating in the Stock Purchase Plan terminated their participation effective April 1, 1997, and all amounts previously withheld for the second quarter 1997 were refunded to the participants.


EMPLOYEE STOCK OPTION PLAN

In April 1997, management announced plans to terminate the Employee Stock Option Plan that the Company had adopted effective March 25, 1996.

In 1997, the Company adopted a new stock option plan, the 1997 Stock Option Plan, authorizing the issuance of incentive stock options, non statutory options and reload options to eligible persons as described in the Plan. Pursuant to the Plan, the Company granted stock options effective December 29, 1997, as follows:

    (i) to 20 individuals who were employed as of April 30, 1997, to purchase 343,500 shares of the Company's common stock at $0.35 per share. The options were vested 41.67% at the option date, vest an additional 1/48 each month thereafter, and expire one year after fully vested;

    (ii) to 12 individuals who were employed as of April 30, 1997, to purchase 111,900 shares of the Company's common stock at $0.35 per share. The options were vested 100% at the option date, and expire April 30, 1999; and

    (iii)to eight employees who were hired subsequent to April 30, 1997, to purchase 133,000 shares of the Company's common stock at $0.35 per share. The options vested 6.25% ninety days after each employee's date of hire, vest an additional 1/48 each month thereafter, and expire one year after fully vested.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth Common Stock ownership as of March 31, 1998, with respect to (i) each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person is 12801 North Stemmons Freeway, Suite 710, Farmers Branch, Texas 75234. Information with respect to the percent of class is based on 34,787,205 shares of the Company's Common Stock issued and outstanding as of March 31, 1998.

                                                                Shares
                                                             Beneficially           Percentage of Shares
                          Name                                   Owned               Beneficially Owned
           ------------------------------------------- -------------------------- -------------------------
           Cede & Co.                                         11,625,709                   33.42
           Richard G. Dews                                     2,001,976                     6.82
           Aronowitz RI Family, L.P.                           2,000,000                     6.82
           CLR Associates, Inc.                                1,602,564                     5.46
           W. Curtis Overstreet                                    -                          -
           Benjamin Swirsky                                       500,000                    1.70
           Jeffrey C. Manchester                                   -                          -
           Deane Watson, Jr.                                      545,227                    1.57
           Directors and Officers as a
                group (7 persons)                              1,490,454                     4.28


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 6, 1996, the Company entered into an agreement to pay $100,000 over a 12 month period to a former employee in exchange for services rendered. An acceleration clause requires any remaining balance to be paid in full upon the Company raising $500,000 of capital. The December 31, 1997, balance sheet reflects the remaining unpaid balance of $25,000 as an accrued liability.

Effective March 25, 1998, the Company reached an agreement with its former principal executive officer, Mr. Richard Dews, regarding actions of Mr. Dews as Chairman and CEO, efforts by Mr. Dews to sell shares of the Company's Common Stock, originally acquired and restricted pursuant to Rule 144 of the Act, and claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, which was finalized on March 31, 1998, (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable option to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock at $0.25 per share, (4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts previously loaned to the Company by Mr. Dews, (5) the Company released Mr. Dews from all claims arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, (6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay, and (7) pursuant to a promissory note dated March 25, 1998, no stated interest, the Company agreed to pay to Marilyn Johnson the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with the final payment of $250 being due on December 10, 2003. Attorney fees paid by the Company as a result of negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's Common Stock and (2) $210,523 to be paid in cash.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements

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

         27       Financial Data Schedule

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of April, 1998.

                                      MIGRATEC, INC.

                                      By:  /s/ W. CURTIS OVERSTREET
                                          ------------------------------------
                                          W. Curtis Overstreet,
                                          President and
                                          Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


By:  /s/ W. CURTIS OVERSTREET                                                         4/15/98
     ---------------------------------                                               ---------------
       W. Curtis Overstreet                  President, Chief Executive              Dated
                                             Officer, Principal Executive
                                             Officer, and Director

By:  /s/ MARK C. MYERS                                                                4/15/98
     ---------------------------------                                               ---------------
       Mark C. Myers                         Chief Financial Officer,                Dated
                                             Principal Financial Officer


By:  /s/ BENJAMIN SWIRSKY                                                             4/15/98
     ---------------------------------                                               ---------------
     Benjamin Swirsky                        Chairman                                Dated



By:  /s/ DEANE WATSON, JR.                                                            4/15/98
     ---------------------------------                                               ---------------
     Deane Watson, Jr.                       Director                                Dated

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Financial Statements

                                    CONTENTS

                                                                               Page
                                                                               ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                              F-2

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                            F-3

         Consolidated Statements of Operations                                  F-4

         Consolidated Statements of Stockholders' Equity (Deficit)              F-5

         Consolidated Statements of Cash Flows                                  F-6

         Notes to Consolidated Financial Statements                             F-7
                                                                                through
                                                                                F-28

EXHIBITS

(11)     Statement of Computations of Per Share Earnings                        F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
MigraTEC, Inc. (Formerly One Up Corporation)

We have audited the consolidated balance sheets of MigraTEC, Inc. (Formerly One Up Corporation) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MigraTEC, Inc. (Formerly One Up Corporation) and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses in 1997 and 1996, net capital deficiency and the outstanding contingencies raise substantial doubt about the Company's ability to continue as a going concern. Management plans as to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of the uncertainty.



                                                     KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
April 1, 1998

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996


                                     ASSETS                                             1997               1996
                                                                                     -----------        -----------
CURRENT ASSETS
  Cash                                                                               $     4,076        $    36,939
  Accounts receivable - billed, net of allowance for
   doubtful accounts of $123,720 and $0 respectively                                     394,755            116,157
  Accounts receivable - unbilled                                                              --            203,070
  Shareholder advance                                                                      3,766              3,766
  Income tax refund receivable                                                                --            507,733
  Restricted cash                                                                         28,150                 --
  Deferred tax asset                                                                       9,024                 --
  Other current assets                                                                    16,600              4,827
                                                                                     -----------        -----------
 Total current assets                                                                    456,371            872,492

PROPERTY AND EQUIPMENT, NET                                                              452,555            843,226

OTHER ASSETS
  Financing fees                                                                         101,382             68,250
  Deferred tax asset                                                                          --             97,765
  Other assets                                                                            21,548              1,300
                                                                                     -----------        -----------
 Total other assets                                                                      122,930            167,315
                                                                                     -----------        -----------

 Total Assets                                                                        $ 1,031,856        $ 1,883,033
                                                                                     ===========        ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Cash overdraft                                                                     $   112,963        $        --
  Notes payable                                                                          275,000              2,053
  Transfer liability                                                                     187,500                 --
  Accounts payable                                                                       779,904            870,359
  Accrued expenses                                                                       404,258            303,003
  Obligation under capital lease                                                          25,267                 --
  Customer deposits in excess of unbilled receivables                                    171,365            678,450
  Shareholder advances                                                                    63,276             68,682
  Deferred tax liability                                                                      --             97,765
                                                                                     -----------        -----------
 Total current liabilities                                                             2,019,533          2,020,312

LONG-TERM LIABILITIES
  Long-term portion of notes payable, net of discount of $76,077                       1,036,423                 --
  Convertible debentures                                                                      --            525,000
  Long-term portion of obligation under capital lease                                     41,388                 --
  Deferred tax liability                                                                   9,024                 --
                                                                                     -----------        -----------
 Total long-term liabilities                                                           1,086,835            525,000

MINORITY INTEREST                                                                         (3,752)             5,632

COMMITMENTS AND CONTINGENCIES (NOTES 3, 10, 11, 12, 13, 15, 16 AND 17)

REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000 SHARES
  AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
  NONE ISSUED OR OUTSTANDING                                                                  --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; no par value; 200,000,000 shares authorized;
 30,199,154 and 18,002,253 shares issued in 1997 and 1996, respectively                2,197,640          1,166,960
  Additional paid-in capital                                                             796,263            712,186
  Treasury stock, at cost (854,903 shares)                                            (1,068,629)        (1,068,629)
  Retained earnings (accumulated deficit)                                             (3,996,034)        (1,478,428)
                                                                                     -----------        -----------
 Total stockholders' equity (deficit)                                                 (2,070,760)          (667,911)
                                                                                     -----------        -----------
 Total Liabilities and Stockholders' Equity (Deficit)                                $ 1,031,856        $ 1,883,033
                                                                                     ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MIGRATEC, INC. AND
                                   SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Operations
                     Years Ended December 31, 1997 and 1996

                                                                                      1997                1996
                                                                                  ------------        ------------
REVENUES                                                                          $  2,045,607        $  2,259,997
COSTS AND EXPENSES
  Salaries and benefits                                                              2,084,146           3,118,811
  Contract labor                                                                       672,475             835,204
  General and administrative                                                           340,665             723,932
  Advertising and marketing                                                             17,086              98,037
  Product costs                                                                             --               1,596
  Travel                                                                                39,749             465,530
  Rent                                                                                 186,899             386,106
  Depreciation and amortization                                                        233,962             317,036
  Insurance                                                                              5,025              16,662
  Legal and professional fees                                                          211,936             315,486
  Year 2000 program costs                                                              293,604                  --
  Provision for contract losses                                                          6,800                  --
  Bad debt expense                                                                     123,720                  --
  Loss on release of assets                                                            284,573                  --
  Merger, acquisition and consulting expenses                                               --             871,586
                                                                                  ------------        ------------
 Total operating expenses                                                            4,500,640           7,149,986
                                                                                  ------------        ------------

  Loss from operations
                                                                                    (2,455,033)         (4,889,989)

OTHER INCOME (EXPENSES)
  Interest income                                                                        1,281               7,312
  Interest income on shareholder advance                                                    --              33,522
  Gain on sale of assets                                                                 8,392                  --
  Interest expense                                                                    (156,175)            (45,263)
  Financing fees                                                                      (108,806)                 --
                                                                                  ------------        ------------
 Total other income (expenses)                                                        (255,308)             (4,429)

  Minority interest in income (loss) of
 consolidated subsidiary                                                                (9,384)                 39
                                                                                  ------------        ------------

  Loss before income taxes and extraordinary item
                                                                                    (2,700,957)         (4,894,379)

  Provision for income tax expense (benefit)                                                --          (1,177,227)
                                                                                  ------------        ------------

  Net loss before extraordinary item
                                                                                    (2,700,957)         (3,717,152)

  Extraordinary income from forgiveness of debt (net of income taxes of $0)            183,351                  --
                                                                                  ------------        ------------
  Net loss                                                                        $ (2,517,606)       $ (3,717,152)
                                                                                  ============        ============

Loss before income taxes and extraordinary item per common share                  $     (0.100)       $     (0.304)
                                                                                  ============        ============
Extraordinary gain per common share                                               $     (0.006)       $         --
                                                                                  ============        ============
Net loss per common share (basic and diluted)                                     $     (0.094)       $     (0.231)
                                                                                  ============        ============

                                                                                  ============        ============
Weighted average common shares and common
  equivalents outstanding (basic and diluted)                                       26,910,165          16,082,740
                                                                                  ============        ============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               MIGRATEC, INC. AND
                                   SUBSIDIARY
                          (Formerly One Up Corporation)
            Consolidated Statements of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1997 and 1996



                                            Common           Common       Preferred    Preferred
                                             Stock            Stock         Stock        Stock           Treasury
                                            Issued           Amount        Issued        Amount            Stock
                                          ------------   ------------   ------------  ------------      ------------
Balance at January 1, 1996, including
effect of stock split                       11,337,432    $     1,000            --    $        --             --
Issuance of stock for services rendered     2,267,486              --            --             --             --
Effect of reverse acquisition                1,660,350        106,220            37         37,000             --
Conversion of preferred stock to common
  stock                                         37,018         37,000           (37)       (37,000)            --
Issuance of stock in connection with
private placement for cash                     418,500        279,000            --             --             --
Issuance of stock related to various
consulting agreements and for cash           2,146,000        550,000            --             --             --

Issuance of stock to key employees for
cash                                           106,750        173,250            --             --             --

Treasury stock received in exchange for
  shareholder advances                              --             --            --             --       (854,903)

Issuance of stock to employees under the
  Employee Stock Purchase Plan for cash         28,717         20,490            --             --             --

Net loss                                            --             --            --             --             --


Balance at December 31, 1996                18,002,253      1,166,960            --             --       (854,903)


Issuance of stock to employees under the
  Employee Stock Purchase Plan for cash         13,367          5,080            --             --             --

Issuance of stock in connection with the
  conversion of debentures                  10,291,534        525,000            --             --             --

Issuance of stock in connection with the
  exercise of warrants for cash                 60,000            600            --             --             --

Issuance of stock in connection with
private placements for cash                  1,800,000        500,000            --             --             --


Issuance of stock for services rendered         32,000             --            --             --             --

Discount related to issuance of Secured
  Promissory Notes with Warrants                    --             --            --             --             --

Net loss                                            --             --            --             --             --

                                           -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1997                30,199,154    $ 2,197,640            --             --       (854,903)
                                           -----------    -----------   -----------    -----------    -----------


                                                                      Retained
                                           Treasury    Additional     Earnings
                                             Stock       Paid-in    (Accumulated
                                            Amount       Capital      Deficit)       Total
                                          ------------ ------------ ------------- -------------

Balance at January 1, 1996, including
effect of stock split                      $        --    $    66,559   $ 2,393,321    $ 2,460,880
Issuance of stock for services rendered             --         67,000             --        67,000
Effect of reverse acquisition                       --         11,377      (154,597)            --
Conversion of preferred stock to common
  stock                                             --             --            --             --
Issuance of stock in connection with
private placement for cash                          --             --            --        279,000
Issuance of stock related to various
consulting agreements and for cash                  --        567,250            --      1,117,250
Issuance of stock to key employees for
cash                                                --             --            --        173,250
Treasury stock received in exchange for
  shareholder advances                      (1,068,629)            --            --     (1,068,629)
Issuance of stock to employees under the
  Employee Stock Purchase Plan for cash             --             --            --         20,490
Net loss                                            --             --    (3,717,152)     (3,717,152)
Balance at December 31, 1996                (1,068,629)       712,186    (1,478,428)      (667,911)
Issuance of stock to employees under the
  Employee Stock Purchase Plan for cash             --             --            --          5,080
Issuance of stock in connection with the
  conversion of debentures                          --             --            --        525,000
Issuance of stock in connection with the
  exercise of warrants for cash                     --             --            --            600
Issuance of stock in connection with
private placements for cash                         --             --            --        500,000
Issuance of stock for services rendered             --          8,000            --          8,000
Discount related to issuance of Secured
  Promissory Notes with Warrants                    --         76,077            --         76,077
Net loss                                            --             --    (2,517,606)    (2,517,606)
                                           -----------    -----------   -----------    -----------
Balance at December 31, 1997               $(1,068,629)   $   796,263   $(3,996,034)   $(2,070,760)
                                           ===========    ===========   ===========    ===========




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               MIGRATEC, INC. AND
                                   SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1997 and 1996


                                                                                     1997           1996
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(2,517,606)   $(3,717,152)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization                                                     233,962        317,036
   Gain on sale of assets                                                             (8,392)            --
   Loss on release of assets                                                         284,573             --
   Assets given in lieu of wages, net                                                 14,233             --
   Bad debt expense                                                                  123,720             --
   Financing fees                                                                     68,250             --
   Merger, acquisition and consulting expenses paid for in stock                          --        567,250
   Deferred income tax expense (benefit)                                                  --       (127,556)
   Common stock issued for services                                                    8,000         67,000
   Minority interest                                                                  (9,384)           (39)
   Extraordinary income from forgiveness of debt                                    (183,351)            --
   Change in assets and liabilities:
   (Increase) decrease in accounts receivable - billed                              (402,318)       375,662
   (Increase) decrease in accounts receivable - unbilled                             203,070       (203,070)
   Increase in shareholder advance                                                        --        (33,522)
   (Increase) decrease in income tax refund receivable                               507,733       (507,733)
   Increase in restricted cash                                                       (28,150)            --
   (Increase) decrease in other current assets                                       (11,773)        10,157
   Increase in other assets                                                         (122,930)       (44,902)
   Increase in accounts payable                                                       92,896        693,674
   Increase in accrued expenses                                                      101,255        223,615
   Decrease in income taxes payable                                                       --       (603,214)
   Increase (decrease) in customer deposits                                         (507,085)       678,450
   Total adjustments                                                                 364,309      1,412,808
   Net cash used by operating activities                                          (2,153,297)    (2,304,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (46,726)       (81,567)
   Sales of property and equipment                                                    15,700             --
   Rebate from lessor for leasehold improvements                                          --        109,364
   Net cash provided (used) in investing activities                                  (31,026)        27,797

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in cash overdraft                                                        112,963             --
   Proceeds from notes payable                                                       575,000        100,000
   Proceeds from transfer of accounts receivable with recourse                       187,500             --
   Proceeds from other debt financing                                              1,112,500        525,000
   Proceeds from issuance of common stock                                            505,680      1,022,740
   Payments under obligations of capital lease                                       (34,724)            --
   Proceeds from (repayment of) shareholder advances                                  (5,406)        63,076
   Repayment of notes payable                                                       (302,053)      (110,751)
   Net cash provided in financing activities                                       2,151,460      1,600,065

   Net decrease in cash                                                              (32,863)      (676,482)

Cash - beginning                                                                      36,939        713,421
                                                                                 -----------    -----------
Cash - ending                                                                    $     4,076    $    36,939
                                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                 $    41,809    $    39,445
                                                                                 ===========    ===========
   Income taxes paid                                                             $        --    $    50,000
                                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Settlement of shareholder advances through purchase of treasury stock         $        --    $ 1,068,629
                                                                                 ===========    ===========
   Issuance of stock in connection with the conversion of debentures             $   525,000    $        --
                                                                                 ===========    ===========
   Equipment obtained under capital lease                                        $   101,379    $        --
                                                                                 ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               MIGRATEC, INC. AND
                                   SUBSIDIARY
                          (Formerly One Up Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1.  BACKGROUND AND BUSINESS ACTIVITY

MigraTEC, Inc. (formerly New York Acquisitions, Inc.) was organized under the laws of the state of Florida on February 24, 1989. The company was a development stage enterprise until it acquired a privately-owned, Texas-based company on February 29, 1996. At that time, MigraTEC, Inc. ("MigraTEC") (then a privately-held Texas corporation) entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly-held "shell" Florida corporation. MigraTEC became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of MigraTEC. The name New York Acquisitions, Inc., was amended to One Up Corporation and then subsequently to MigraTEC, Inc. For accounting purposes, the reorganization of MigraTEC and the public company is regarded as an acquisition by the public company of all of the outstanding stock of MigraTEC, and is accounted for as a recapitalization of the public company with MigraTEC as the acquirer (a reverse acquisition). Accordingly, the historical financial statements are those of MigraTEC.

MigraTEC was founded January 7, 1991, by Richard G. Dews. The initial focus of the business was to provide contract computer programming education. A professional curriculum was developed as the foundation for these courses. By 1992, MigraTEC had developed and sold several software products, as well as further diversifying into consulting services and migration assistance for clients wishing to migrate their software from the Windows operating system to the IBM OS/2 platform. By 1993, MigraTEC had identified a need for an automated migration technique and developed its first set of software tools for that purpose. Initially, MigraTEC licensed the tools to IBM on an exclusive basis until December 31, 1995. During 1995, MigraTEC developed more advanced migration technologies and methodologies, the Company automated much of the migration process, allowing clients to migrate source code from Windows 16 bit to Windows 95 and NT, from OS/2 to Windows 95 and NT, and enhanced its capabilities to migrate Windows source code to OS/2. Since January 1996, MigraTEC has offered its migration services to the public, utilizing these new techniques, continuing in the development and sale of strategic applications software migration technology.

During 1997 the Company made a decision to reorient its strategic approach to exploit its technology as a product offering as opposed to a service offering. Consequently, since October 1997, the technical focus of the Company has been reoriented to concentrating on product development and building a technical marketing organization. Development efforts initiated in October 1997 have lead to MigraTEC currently launching a new flagship product for the Year 2000 analysis and remediation of desktop applications called MigraTEC2000. Additionally, during the fourth quarter R&D efforts have enabled the Company to market its Resource Migration Service, a service which provides a complete process for migrating resource files (containing dialog boxes and controls, icons, cursors, bitmaps and fonts) and their corresponding resource header files and

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 1.  BACKGROUND AND BUSINESS ACTIVITY (CONTINUED)

is supported by MigraTEC proprietary, automated resource migration utility which greatly reduces the time and effort traditionally required to manually migrate an application's resources.

MigraTEC is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. One Up Computer Services, Ltd., was incorporated under the laws of the Province of Ontario, Canada, in October 1992. Its operations primarily consisted of contract computer programming education that compliments the curriculum of MIGRATEC. The operations of One Up Computer Services, Ltd., in the past have not been significant to the operations of MigraTEC. Early in the first quarter of 1997, One Up Computer Services, Ltd., ceased operations.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of MigraTEC, the public company, and its majority owned foreign subsidiary, collectively referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

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

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Year 2000

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has examined the Year 2000 issue, and determined that it will not have a significant impact on its business, operations or its financial condition.

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

Revenue Recognition

The Company recognizes revenue as services are performed in accordance with the terms as set forth in their contract agreements. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. At December 31, 1997 and 1996, accrued expenses include approximately $6,800 and $0, respectively, of additional direct labor costs that exceed related contract revenues.

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

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. The effect of outstanding warrants and options on the net loss for 1997 and 1996 would be anti-dilutive and, accordingly, they are not included in the computation of weighted average shares for the years ended December 31, 1997 and 1996.

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

Included in the accompanying balance sheet is a deferred tax asset at December 31, 1997, of $1,268,226. Realization of that asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforwards can be offset. The Company has recorded a 100% valuation allowance for this asset due to the uncertainty of generating future taxable income. That uncertainty could change if near-term estimates of future taxable income during the carryforward period are increased.

The Company recognizes revenue as services are performed. Estimated losses are recorded in the period determined. Revenue or losses could change if estimates of percentage complete on contracts changes due to delays or unforseen problems.

Stock-Based Compensation

The Company measures compensation cost for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The difference, if any, between the fair value of the stock on the date of grant over the amount received for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied (See
Note 15).

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non owner sources. The Statement is effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of this Statement, if any, will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations or financial position.

Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to the current classification.


NOTE 3.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred a net loss of $2,517,606 during 1997, and the Company's current liabilities exceed current assets in the amount of $1,563,162 at December 31, 1997. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on its ability to effectively penetrate the market for migration services and related products. If the Company is not able to successfully complete the private placements as planned, or obtain alternative funding, and generate additional sales revenues in the near term, the Company will be unable to continue as a going concern.

Beginning in March 1997, after assessing the Company's situation, new management (headed up by a new President and CEO) began implementation of its new business plan. During the second and third quarters of 1997, the Company's new management successfully implemented two 90-day plans. Aimed at improving the Company's economic situation, the 90-day "turn around" plan led to reductions in expenditures, stabilization of the work force, hiring of new management and sales teams, election of a new board of directors, and beginning the process of raising capital with the signing of the first of two Private Placement Memorandums (See Note 8). The second 90-day plan resulted in the signing of the second Private Placement Memorandum, restarting of the sales process, closing two sales contracts, and reestablishment of research and development activities.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 3.  GOING CONCERN UNCERTAINTY (CONTINUED)

During the fourth quarter of 1997, based on a decision to reorient its strategic approach to utilize its technology as a product offering as opposed to a service offering, the technical focus of the Company was reoriented to concentrating on product development and building a technical marketing organization. Development efforts initiated in October 1997 have lead to MigraTEC currently launching a new flagship product for the Year 2000 analysis and remediation of desktop applications called MigraTEC2000. Additional R&D efforts have enabled the Company to market its Resource Migration Service, a service which provides a complete process for migrating resource files (containing dialog boxes and controls, icons, cursors, bitmaps and fonts) and their corresponding resource header files and is supported by MigraTEC proprietary, automated resource migration utility which greatly reduces the time and effort traditionally required to manually migrate an application's resources.


Management expects that its efforts will move the Company forward with a focus on achieving profitability by the end of 1998. Management believes that the anticipated increase in revenues for 1998 coupled with a continued emphasis on controlling costs will position the Company to achieve improved earnings for 1999, although no assurances can be given regarding such increase.


Cash and the capital needed for R&D activities and continued growth remain a major concern. To continue to fund its operations for 1998, the Company is currently in the process of receiving the funds being raised from the private offerings which commenced in March 1998 (See Note 17). In addition, the Company is exploring a number of alternatives for a solution to its cash flow requirements, including obtaining additional financing through private offerings. However, no assurance can be given that such financing can be arranged or that the terms and conditions of such financing will be acceptable to the Company.


The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997 and 1996:

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 4.  PROPERTY AND EQUIPMENT (CONTINUED)

                                                        1997           1996
                                                 -----------    -----------
Furniture and equipment                          $   904,127    $   932,110
Equipment under capital lease                        101,379             --
Leasehold improvements                                30,746        410,512
                                                 -----------    -----------
                                                 $ 1,036,252    $ 1,342,622
                                                 -----------    -----------
Less accumulated depreciation and amortization      (583,697)      (499,396)
                                                 -----------    -----------
                                                 $   452,555    $   843,226
                                                 ===========    ===========

Depreciation expense for the years ended December 31, 1997 and 1996, was $232,662 and $303,586, respectively. Accumulated depreciation on equipment under capital lease was $38,017 and $0, as of December 31, 1997 and 1996, respectively.

Effective March 31, 1997, leasehold improvements with a net book value of $290,041 were released to the landlord as a result of the Company successfully negotiating the early termination of its lease for office facilities in Westlake, Texas, and moving to its present location in Farmers Branch, Texas (See Note 12).


NOTE 5.  CURRENT NOTES PAYABLE

In 1994, MigraTEC entered into an installment vehicle note payable to GMAC Financial Services. The note bore interest at 6.75% annually, had monthly principal and interest payments of $955, and was fully repaid at maturity in February 1997.

The short term notes payable at December 31, 1997, include the following:

     (i) a note payable of $100,000 to a third party, dated June 10, 1997, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired, originally payable September 10, 1997, and subsequently extended to April 15, 1998;

     (ii) a note payable of $100,000 to a third party, dated August 25, 1997, bearing interest at 18% per annum, payable November 26, 1997; and

     (iii)a note payable of $75,000 to a third party, dated September 1, 1997, bearing interest at 18% per annum, payable November 30, 1997.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 6.  TRANSFER LIABILITY

In December 1997, the Company entered into an account purchase transaction agreement with Plano Bank & Trust whereby MigraTEC was to assign and sell with full recourse currently outstanding receivables arising from sales or services to customers and receive payment for up to $200,000 in receivables to be purchased by the Bank at a discount. According to terms and conditions of the Agreement, MigraTEC would receive 81.5% of the face amount of each receivable tendered to the Bank, net of the Bank's service charge (or discount) equal to 3.5% and net of a 15% reserve amount to be held in a restricted deposit account established for the purpose of the reserve amount. The outstanding liability under the Agreement is collateralized by a security interest in all accounts receivable and property of the Company's counsel, Deane Watson, Jr. The loan is guarnateed by Deane Watson, Jr. The balance outstanding of $187,500 as reflected in the accompanying financial statements at December 31, 1997, was paid in full subsequent to year end, and the Agreement was terminated effective March 23, 1998.


NOTE 7.  CAPITAL LEASE

The Company acquired office equipment under the provisions of a long term capital lease. For financial reporting purposes, minimum lease payments relating to the office equipment have been capitalized. The lease expires June 2000.

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at December 31, 1997, are as follows:

                   1998                                   $ 29,156
                   1999                                     29,156
                   2000                                     14,578
                                                          --------
                  Total minimum lease payments              72,890
                                                          --------
                  Amount representing interest              (6,235)
                                                          --------
                  Net present value of the future minimum
                    lease payments (including current
                    portion of $25,267)                   $ 66,655
                                                          ========


NOTE 8.  SENIOR SECURED PROMISSORY NOTES

The long term portion of notes payable of $1,112,500, less the discount of $76,077, consists of Senior Secured Promissory notes issued during 1997 in two offerings.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 8.  SENIOR SECURED PROMISSORY NOTES (CONTINUED)

On June 16, 1997, the Company commenced the first of two offerings (the "Offering #1") which provided for up to 40 units of the Company's securities comprising $1,000,000 aggregate principal amount of non-convertible 10% Senior Secured Promissory Notes (the "Notes") and Common Stock Purchase Warrants (the "Warrants") to purchase an aggregate of 2,000,000 shares of the Company's common stock. The Notes mature on July 1, 1999, with interest payable semiannually commencing on January 31, 1998. The Warrants are exercisable at the lesser of market value at the time of the final closing (calculated as the average closing bid price for the prior ten trading days) or $0.50 per share. The Warrants are exercisable on or prior to the expiration date of July 1, 2000. The Offering #1 was offered by the Placement Agent on a "best efforts" basis. The Offering #1, which terminated August 31, 1997, after a 45 day extension, yielded net proceeds to the Company totaling $708,000.

On September 1, 1997, the Company commenced the second offering (the "Offering #2") under the same terms and conditions as that of Offering #1, except that Offering #2 provided for up to only 28 units of the Company's securities. The Offering #2, which terminated November 30, 1997, after a 45 day extension, yielded net proceeds to the Company totaling $276,563.

On October 31, 1997, the maximum exercise price of the Warrants for both the Offering #1 and the Offering #2 was reduced from $0.50 to $0.35 per share, thereby increasing the exercisable number of warrants from 1,600,000 and 625,000, respectively, to 2,285,728 and 892,863, respectively. As of the filing of this report, none of these Warrants has been exercised.

The Company recorded proceeds from the Notes and Warrants of $1,112,500 as notes payable of $1,036,423 and additional paid-in capital of $76,077. The Notes have been recorded at the discounted present value of the Notes at the estimated incremental borrowing rate of the Company of 14%. The value of the Warrants is represented by the remaining proceeds of $76,077. This has been reflected as a discount on the Notes which will be amortized over the term of the Notes.

As of December 31, 1997, accrued expenses includes $41,718 in interest, payable on January 31, 1998, related to the Notes.


NOTE 9.  INCOME TAXES

Deferred tax assets and liabilities at December 31, 1997, and December 31, 1996, consist of the following:

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 9.  INCOME TAXES (CONTINUED)

                                                         1997                1996
                                                     -----------         -----------
Current deferred tax asset                           $   106,424         $        --
Current deferred tax liability                           (22,745)            (97,765)
Valuation allowance                                      (74,655)                 --
Net cur  rent deferred tax asset (liability)         $     9,024         $   (97,765)
                                                     ===========         ===========

Noncurrent deferred tax asset                        $ 1,161,802         $   545,986
Noncurrent deferred tax liability                        (22,745)                 --
Valuation allowance                                   (1,148,081)           (448,221)
                                                     -----------         -----------
Net noncurrent deferred tax asset (liability)        $    (9,024)        $    97,765
                                                     ===========         ===========


The current deferred tax asset at December 31, 1997, results primarily from allowance for doubtful accounts and accrued salaries not deductible for tax purposes. The current and noncurrent deferred tax liability at December 31, 1997, results from an adjustment for the change from the cash to the accrual method for federal income tax purposes in a prior year. The noncurrent deferred tax asset results from differences in depreciation rates for book and federal income tax purposes, and from the benefit of net operating losses. The remaining net operating loss has a 100% valuation allowance recorded against it due to the uncertainty of generating future taxable income. The valuation allowance increased from December 31, 1996, to December 31, 1997, by $774,515.

The noncurrent deferred tax asset at December 31, 1996, results primarily from merger and acquisition costs capitalized for federal income tax purposes and the benefit of net operating losses. The net operating loss has a 100% valuation allowance recorded against it due to the uncertainty of generating future taxable income. The current deferred tax liability at December 31, 1996, results from the cash basis of accounting for federal income tax purposes versus the accrual basis for financial accounting purposes.

The components of the provision for federal income taxes for the years ended December 31, 1997 and 1996, are as follows:

                                   1997            1996
                                  -----        -----------
Current expense (benefit)         $  --        $(1,049,671)
Deferred expense (benefit)           --           (127,556)
                                  -----        -----------
                                  $  --        $(1,177,227)
                                  =====        ===========

The Company's income tax expense (benefit) for the years ended December 31, 1997 and 1996, differed from the statutory federal rate of 34 percent as follows:

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 9.  INCOME TAXES (CONTINUED)


                                                   1997                1996
                                               -----------         -----------
Statutory rate applied to income (loss)
  before income taxes                          $  (918,325)        $(1,664,089)
Increase (decrease) in income taxes:
  Penalties and interest                             1,847              64,588
  Valuation allowance                              838,274             448,221
  Extraordinary item                                62,339                  --
  Amounts not deductible for
 federal income tax purposes
 and other                                          15,865             (25,947)
                                               -----------         -----------
Income tax expense (benefit)                   $        --         $(1,177,227)
                                               ===========         ===========

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

In March 1997, the Company received the income tax refund (net of the $603,028 taxes due for 1995 discussed above) of $507,733 relating to the net operating loss generated during 1996. The portion of the net operating loss generated for the years ended December 31, 1996 and 1995, eligible to be carried forward to future years of approximately $1,275,000 will expire in 2011 and 2010. The net operating loss generated for the year ended December 31, 1997, of approximately $2,100,000 will expire in 2012.


NOTE 10.  RELATED PARTY TRANSACTIONS

During 1996, two shareholders/officers advanced amounts to the Company totaling $72,000. At December 31, 1997, the balance remaining due to the two shareholders was $63,276 plus $4,622 in accrued interest.

The Company has back wages due to a former officer of approximately $25,000 and $25,600 at December 31, 1997 and 1996, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 10.  RELATED PARTY TRANSACTIONS (CONTINUED)

On March 31, 1998, pursuant to the terms and conditions of an agreement reached with its former principal executive officer, Mr. Richard Dews (See Note 17), the Company paid $60,000 in full satisfaction of amounts previously loaned to the Company by Mr. Dews, of which the principal balance outstanding was $53,124 and accrued and unpaid interest due was $5,670. The principal balance and accrued interest at December 31, 1997, are included in the accompanying balance sheet as shareholder advance and accrued interest.


NOTE 11.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS

On January 30, 1997, and February 4, 1997, at effective per share prices of $0.09125 and $0.04875, respectively, all of the 7% Convertible Subordinated Debentures, which were issued pursuant to the October 30, 1996, Regulation S Offering Memorandum (the "Reg S Offering") (with an aggregate principal face value of $525,000), were converted to a combined total of 10,291,534 common shares.

In a matter related to the Reg S Offering, effective June 10, 1997, the Company reached an agreement with the Placement Agent for an amendment to their previous Placement Agreement whereby the Company agreed to reduce the exercise price of the warrants to purchase 250,000 of the Company's common stock from $1.00 to $0.50, and to grant new warrants to purchase an additional 250,000 shares of the Company's common stock at an exercise price of $0.50 per share. In addition, the Company negotiated with the Placement Agent for an amendment to their existing Consulting Agreement, reducing the monthly fee from $10,000 to $5,000 for the first twelve months and $7,500 for the second twelve months, a total reduction of $56,250 in consulting fees previously expensed by the Company. (To date, the Company has remitted no monthly fee amounts due under the Agreement, the entire balance of which is included in the Company's outstanding accounts payable.) Subsequent to year end, effective January 23, 1998, the placement agreement was further renegotiated resulting in a reduction of the exercise price of the warrants to $0.40 per share.

During the first quarter of 1997, pursuant to the Employee Stock Purchase Plan, employees purchased 13,367 shares of the Company's common stock valued at $5,080 based on the March 31, 1997, closing bid price of $0.38 per share. As of June 30, 1997, the end of the Plan's first fiscal year, 11,858 shares of common stock (representing the Company's 50% match due to participants who remain employed by the Company) were due to be issued subject to the provisions and vesting requirements as described in the Plan documents.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 11.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)

During the second quarter of 1997, management announced plans to terminate the Employee Stock Purchase Plan that the Company had adopted on July 1, 1996. As a result, employees who were participating in the Plan terminated their participation effective April 1, 1997, and all amounts previously withheld for the second quarter 1997 were refunded to the participants.

In 1997, the Company adopted a stock option plan, the 1997 Stock Option Plan, authorizing the issuance of incentive stock options, non statutory options and reload options to eligible persons as described in the Plan. Pursuant to the Plan, effective December 29, 1997, the Company granted stock options as follows:

    (i) to 20 existing employees to purchase 343,500 shares of the Company's common stock at $0.35 per share. The options were vested 41.67% at the grant date, vest an additional 1/48 each month thereafter, and expire one year after fully vested;

    (ii) to 12 existing employees to purchase 111,900 shares of the Company's common stock at $0.35 per share. The options were fully vested at the grant date, and expire April 30, 1999; and

    (iii)to eight new employees to purchase an aggregate total of 133,000 shares of the Company's common stock at $0.35 per share. The options vested 6.25% ninety days after each employee's date of hire, vest an additional 1/48 each month thereafter, and expire one year after fully vested.

During 1997, the Company granted stock warrants to two board members and two consultants to purchase an aggregate total of 200,000 shares of the Company's common stock at exercise prices ranging from $0.35 to $0.75 per share. The warrants were vested 100% at the grant date, and expire at dates ranging from March 31, 2000, to July 22, 2000.

Effective September 24, 1997, the Company granted stock warrants to a consultant to purchase 240,000 shares of the Company's common stock at an exercise price of $0.70 per share. The warrants vest 6.25% ninety days after the grant date, and vest an additional 1/48 each month thereafter. The options are exercisable upon vesting, and expire one year after 100% vested.

Pursuant to the terms and conditions of short-term loans made to the Company by certain investor groups, effective June 4, 1997, the Company granted stock warrants to purchase 10,000 shares of its common stock at an exercise price of $0.35 per share. The warrants were vested 100% at the option date, and expire June 3, 2000.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 11.  STOCKHOLDERS EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)

Substantially all options and warrants granted during 1997 have exercise prices which approximate fair value at the date of grant.

Pursuant to the terms and conditions of short-term loans made to the Company by certain investor groups, on September 3, 1997, the Company issued 60,000 shares of its common stock as a result of the exercise of warrants to purchase said shares at $0.01 per share.

Effective October 15, 1997, the Company issued to certain investor groups 1,832,000 shares of its common stock at $0.20 per share, under a private placement memorandum for total net cash proceeds of $500,000.

On March 31, 1998, pursuant to the terms and conditions of an agreement reached with its former principal executive officer, Mr. Richard Dews, effective March 25, 1998 (See Note 17), (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, and (2) the Company issued to Mr. Dews a transferable option to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock at $0.25 per share. Additionally, pursuant to an agreement with the Company's legal counsel, the Company satisfied a portion of the attorney fees incurred by the Company as a result of negotiating the settlement with Mr. Dews through the transfer of 390,454 shares of the Company's Common Stock.


NOTE 12.  COMMITMENTS AND CONTINGENCIES

In May 1995, MigraTEC leased its former office facility located in Westlake, Texas, from IBM under a noncancelable operating lease, which was to expire April 2000. In March 1997, however, due to the forthcoming increase in rental rates per square foot to more than double the current rates coupled with the Company's need to reduce overhead and monthly expenses, MigraTEC's new management successfully negotiated a settlement for early cancellation of the lease. The terms of the agreement reached between MigraTEC and IBM included cancellation of the lease effective March 31, 1997, in turn for MigraTEC's payment of $20,000 to IBM in settlement of approximately $90,000 owed to IBM and the property management company for past due rent, utilities and other related expenses. In addition, MigraTEC released to the landlord leasehold improvements that it had previously made to the facility with a net book value of $290,041.

On April 7, 1997, MigraTEC leased its present office facility under a noncancelable operating lease, which expires April 30, 2000. Future minimum commitments under this lease are as follows:

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


         Period ending December 31,
                  1998                                        $   127,800
                  1999                                            127,800
                  2000                                             42,600
                                                              -----------
                  Total                                       $   298,200
                                                              ===========



In May 1995, the Company leased two copiers from Danka under a noncancelable operating lease, which was to expire April 2000. The Company was forced to abandon the copiers effective March 31, 1997. At that time, the copiers were repossessed by Danka to be refurbished and sold with any difference between the proceeds and the remaining total payments on MigraTEC's lease ($90,679) to be charged back and billed to the Company at that time. On March 4, 1998, Copelco Credit Corporation, filed suit against the Company in District Court, Harris County, Texas, seeking payment for the remainder of the balance due under a contract for leased copier equipment in the amount of $90,763 plus attorney fees, court costs and interest. The suit alleges that the Company has defaulted under the terms of the lease by failing and refusing to pay monthly installment payments as they became due. The suit further alleges that Copelco has demanded return of the equipment, and that the Company has failed and refused to return the equipment and is wrongfully retaining possession of the equipment. The Company has filed its response to the lawsuit, and expects to begin negotiations to settle the suit for a lesser amount and/or reach favorable payment terms.

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

During 1996 the Company entered into employment agreements with several key employees for a term of one year (automatically renewing each year), of which six remain employed by the Company to date. The total base salary of the six remaining employees is approximately $438,000.

Pursuant to provisions within the remaining key employee employment agreements, one employee was granted common stock options equal to his annual base salary. Such options, valued at 85% of the market value of the Company's common stock on July 1, 1996 ($4.75), must be exercised in the period from July 1, 1997, to June 20, 1998. The annual base salary of the employee as of the date the options were granted was approximately $105,000.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the first quarter of 1997, a key employee, who had entered into a one year employment agreement with the Company during 1996, was laid-off. Pursuant to terms of an amendment to the employment agreement, the Company is liable to the employee for severance pay equal to the employee's annual salary of approximately $70,000, which is currently included in accrued expenses. On March 25, 1998, the Company reached an agreement to pay this severance in sixty equal monthly installments beginning April 10, 1998 (See Note 17).

Effective April 10, 1997, the Company entered into a one year employment agreement with its newly elected President and CEO. The agreement includes provisions for an annual base salary of $90,000, incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement, and sales commissions. In addition, the agreement contains a provision granting options to purchase ten percent (10%) of the total number of common shares outstanding as of the date of the agreement at an exercise price of $0.37 per share, and includes an anti-dilutive clause which increases the number of options available for exercise upon recapitalization, stock split, stock dividend, or issuance of stock below fair market value. Fair market value is defined as the quoted OTC market price. The options vest at the rate of 25% after each six month period beginning April 10, 1997. Any unexercised options will expire four years after the vesting date, except as provided under special conditions and circumstances as noted in the agreement.

Effective June 2, 1997, the Company entered into a one year employment agreement with its Vice President of Business Development. The agreement includes provisions for an annual base salary of $75,000 and sales commissions. In addition, the agreement contains a provision granting options to purchase two percent (2%) of the total number of common shares outstanding as of the date of the agreement at an exercise price of $0.31 per share, and includes an anti-dilutive clause which increases the number of options available for exercise upon recapitalization, stock split, stock dividend, or issuance of stock below fair market value. Fair market value is defined as the quoted OTC market price. The options vest at the rate of 1/24 per month beginning June 2, 1997, and are exercisable at vesting at any time during employment, except as provided under special conditions and circumstances as noted in the agreement.

Effective June 13, 1997, the Company entered into a one year employment agreement with its Chief Operating Officer. The agreement includes provisions for an annual base salary of $125,000 and incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement. In addition, the agreement contains a provision granting options to purchase two percent (2%) of the total number of common shares outstanding as of the date of the agreement at an exercise price of $0.33 per share, and includes an anti-dilutive clause which increases the number of options available for exercise upon recapitalization, stock split, stock dividend, or issuance of

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

stock below fair market value. Fair market value is defined as the quoted OTC market price. The options vest at the rate of 1/24 per month beginning July 13, 1997, and are exercisable at vesting at any time during employment, except as provided under special conditions and circumstances as noted in the agreement.

The options granted under terms of the above employment agreements have exercise prices which approximate fair market value at the date of grant.

Effective June 20, 1997, Business Aircraft Leasing, Inc., was awarded a judgment in the state of Tennessee against the Company in the amount of $29,349 resulting from the suit filed on April 16, 1997, for Default, in Tennessee Judicial District Chancery Court, Nashville, Tennessee, seeking payment for unpaid fees relating to the Company's trade accounts payable plus attorney fees, litigation expenses and interest. On September 5, 1997, Business Aircraft filed in the Texas courts to attempt to enforce the judgment obtained in Tennessee. The case is presently in negotiations as the Company attempts to settle the amount of the judgment and/or reach favorable payment terms.

Effective November 11, 1997, Ciber, Inc., was awarded a judgment against the Company in the amount of $55,650 resulting from the suit filed on April 24, 1997, in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable plus attorney fees, costs of suit and interest. The case is presently in negotiations as the Company attempts to settle the amount of the judgment and/or reach favorable payment terms.

On February 4, 1997, Romac International, Inc., filed suit against the Company, for Breach of Contract, in District Court, Dallas County, Texas, seeking payment for unpaid fees relating to the Company's trade accounts payable in the amount of $137,448, plus attorney's fees and interest. On March 25, 1997, the Company filed its response, and is continuing to negotiate a settlement.

From January 15, 1997, to March 14, 1997, due to a lack of funds, the Company failed to pay earned but unused vacation pay to terminated employees (both layoffs and resignations) totaling $48,271 which was due and payable at the dates of termination. As of December 15, 1997, the Company had paid $35,722 representing the total amount due for unused vacation pay to all but two of the terminated employees. The remaining liability for the unpaid vacation pay is recorded in the accompanying financial statements as part of accrued liabilities.

On March 31, 1998, pursuant to the terms and conditions of an agreement reached with its former principal executive officer, Mr. Richard Dews, effective March 25, 1998 (See Note 17), Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to the employment of Mr. Dews or the promissory note from

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay totaling $10,818.


NOTE 13.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments of the Company that are subject to credit risk are cash and trade accounts receivable. Approximately $367,750 of the net accounts receivable has been collected through the date of this report. The Company's accounts receivable balances are generally unsecured. In the event of complete nonperformance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

For the year ended December 31, 1997, approximately 75% of the Company's gross revenues were earned from three customers, each of whom separately contributed 45%, 15% and 15% to the Company's total gross revenues for the year then ended.

For the year ended December 31, 1996, approximately 57% of the Company's gross revenues were earned from three customers, each of whom separately contributed 31%, 13% and 13% to the Company's total gross revenues for the year then ended.


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                     December 31, 1997
                                 ------------------------
                                 Carrying          Fair
                                  amount           value
                                 ---------     ----------
Fixed rate debt, short term     $  275,000     $  275,000
                                ==========     ==========
Fixed rate debt, long term      $1,036,423     $1,036,423
                                ==========     ==========

The fair values of the Company's fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since origination of the fixed rate debt.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 15.  STOCK OPTIONS AND WARRANTS

Pursuant to the 1997 Stock Option Plan (the "1997 Plan"), and in accordance with certain employee and consultant agreements, the Company has issued stock options and warrants. The options under the 1997 Plan are all considered compensatory.

Following is a summary of warrant and option activity:


                                            Compensatory                        Warrant/Option Price
                                                                               ----------------------
                                        Options         Warrants      Total     Per Share       Total
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995      2,267,486              -      2,267,486     $0.0295      67,000
     Granted                           887,551      1,254,878       2,142,429      1.6149   3,459,750
     Canceled                          119,449        400,000         519,449      2.5267   1,312,500
     Exercised                        2,283,236       400,000       2,683,236      0.2417     648,500
                                     ----------     ----------     ----------     -------     -------
Outstanding at December 31, 1996        752,352       454,878       1,207,230      1.2970   1,565,750
     Granted                          4,701,255       440,000       5,141,255      0.3726   1,915,391
     Canceled                           730,346       250,000         980,346      1.4379   1,409,650
     Exercised                                -              -              -           -           -
                                     ----------     ----------     ----------     -------     -------
Outstanding at December 31, 1997      4,723,261       644,878       5,368,139     $0.3859  $2,071,491
                                     ==========     ==========     ==========     =======     =======


The outstanding stock options and warrants expire from June 20, 1998, through April 10, 2003.

The following summarizes information about compensatory options outstanding at December 31, 1997:


                                Outstanding Options                                        Options  Exercisable
------------------------------------------------------------------------------         -------------------------------------
                                                    Weighted Avg.
      Range of                    Number            Remaining          Weighted Avg.         Number          Weighted Avg.
  Exercise Prices                 Outstanding      Contractual Life    Exercise Price       Exercisable     Exercisable Price
---------------------          ------------------ ------------------ ------------------ ------------------ ------------------
Options with contractual
lives $0.35 to $4.0375              3,549,017          4.27 Years           $0.3882           1,018,258           $0.4533
Options without contractual lives
   $0.31 to $0.33                    1,174,244             n/a              $0.3200            269,078            $0.3191


The options issued without lives expire when the employees are terminated for any reason.

A summary of changes in the Company's non-compensatory options follows:


                                 Non-Compensatory  Weighted Average
                                      Options     Exercise Price
Outstanding at December 31, 1996             -                -
Granted                              3,748,591     $     0.3646
Exercised                               60,000           0.0100
Forfeited                                    -                -
                                     ---------     ------------
Outstanding at December 31, 1997     3,688,591     $     0.3703
                                     =========     ============

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 15.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The options granted in 1997 and 1996 have exercise prices which approximate fair value at the date of grant and accordingly, no compensation cost has been recognized for compensatory stock options in the accompanying consolidated financial statements. Had compensation cost for the Company's stock options have been determined consistent with SFAS 123, the Company's net loss and income loss per share would have been adjusted to the pro forma amounts indicated below:


                                                                       Years ended December 31,
                                                                             1997             1996

Net income (loss)                   As reported                   $   (2,517,606)     $   (3,717,152)
                                                                  ==============      ==============
                                    Pro forma                     $   (3,180,214)     $   (4,154,309)
                                                                  ==============      ==============

Income (loss) per common share      As reported                   $       (0.094)     $       (0.231)
                                                                  ==============      ==============
                                    Pro forma                     $       (0.118)     $       (0.258)
                                                                  ==============      ==============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model.

The following assumptions were used for grants in 1997: dividend yield of 0%, volatility of 133%, risk free interest rate estimated as 6% with an expected life of 1 to 5 years.

The following assumptions were used for grants in 1996: dividend yield of 0%, volatility of 159%, risk free interest rates ranging from 5.125% to 6.125% over a two year period with an expected life of 2 to 3 years.

The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.


NOTE 16.  EMPLOYEE SAVINGS PLAN

Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan ("Plan") for its employees. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made for the years ended December 31, 1997 and 1996. Participants are 100% vested in the portion of the plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 17.  SUBSEQUENT EVENTS

Effective February 16, 1998, to better reflect its core business, the Company changed it's name from One Up Corporation to MigraTEC, Inc.

Subsequent to December 31, 1997, the Company entered into several short term notes payable with varying terms and maturities totaling $704,000.

Pursuant to the terms and conditions of certain short term loans made to the Company by certain investor groups, the Company granted 1,787,500 stock warrants, fully vested date of grant, to purchase shares of its common stock with varying exercise prices and terms. Additionally, on March 9, 1998, the Company issued 22,500 shares of its common stock as a result of the exercise of warrants to purchase shares at $0.01 per share.

Effective February 3, 1998, the Company issued to certain investor groups 125,000 shares of its common stock at $0.20 per share, under a private placement memorandum for total net cash proceeds of $25,000.

Effective April 1, 1998, the Company entered into a one year employment agreement with its Chief Financial Officer. The agreement includes provisions for an annual base salary of $125,000 and incentives to earn additional compensation in the forms of salary increases and various performance bonuses upon meeting certain criteria, as stipulated in the agreement. In addition, the agreement contains a provision granting options to purchase 900,000 shares of the Company's common stock at an exercise price of $0.20 per share. The options vest at the rate of 1/24 per month beginning April 1, 1998, and are exercisable at vesting at any time during employment, except as provided under special conditions and circumstances as noted in the agreement.

Pursuant to the 1997 Stock Option Plan, the Company granted stock options subsequent to December 31, 1997, to purchase an aggregate of 226,600 shares of the Company's common stock with varying exercise prices and terms.

Effective March 25, 1998, the Company reached an agreement with its former principal executive officer, Mr. Richard Dews, regarding actions of Mr. Dews as Chairman and CEO, efforts by Mr. Dews to sell shares of the Company's Common Stock, originally acquired and restricted pursuant to Rule 144 of the Act, and claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, which was finalized on March 31, 1998, (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable option to purchase up to 600,000 shares of the

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996


NOTE 17.  SUBSEQUENT EVENTS (CONTINUED)

Company's unregistered and free trading Common Stock at $0.25 per share, (4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts previously loaned to the Company by Mr. Dews, (5) the Company released Mr. Dews from all claims arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, (6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay, and (7) pursuant to a promissory note dated March 25, 1998, no stated interest, the Company agreed to pay to Marilyn Johnson the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with the final payment of $250 being due on December 10, 2003. Attorney fees paid by the Company as a result of negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's Common Stock and (2) $210,523 to be paid in cash.

On March 9, 1998, the Company entered into the first of two private offerings (the "Offering #1"). The Offering #1 provided for up to 17,500,000 shares of the Company's Common Stock for a maximum of $3,500,000. The Offering #1 was offered on a "best efforts" basis. The Offering #1, which terminated March 26, 1998, after an eight day extension, yielded gross proceeds to the Company totaling $2,831,000.

On March 30, 1998, the Company entered into the second private offering (the "Offering #2"). The Offering #2 provided for up to 8,500,000 shares of the Company's Common Stock for a maximum of $1,700,000. The Offering #2 is being offered on a "best efforts" basis. The Offering #2, which is scheduled to terminate April 15, 1998, may be extended for a period to be determined by the Company. As of the filing of this report, the Offering #2 has yielded gross proceeds to the Company totaling $1,143,000. The Company expects the Offering #2 to be fully subscribed.

The Company expects to pay placement fees by granting to the Placement Agent warrants for the purchase of the shares of Company's Common Stock equivalent to 10% of the total number of shares issued as a result of the two aforementioned private offerings. Any warrants granted will be exercisable at and will expire three years from the closing date of the Offering #2 at an exercise price of $0.20 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     Statement of Computations of Per Share Earnings

                                                                                1997             1996
                                                                                ----             ----
Net loss                                                                  $  (2,517,606)   $  (3,717,152)
                                                                          =============    =============
Weighted average number of common shares outstanding
     at beginning of period, including effect of stock split                 17,147,350       11,337,432

Issuance of stock for services rendered                                       1,901,962            6,838

Effect of reverse acquisition                                                         -        1,392,698

Conversion of preferred stock to common stock                                         -           31,051

Issuance of stock in connection with privates placement for cash                385,754          328,168

Issuance of stock related to various consulting agreements and for cash               -        1,491,281

Issuance of stock to key employees for cash                                           -           67,519

Treasury stock received in exchange for shareholder advances                          -         (469,496)

Issuance of stock under Employee Stock Purchase Plan for cash
                                                                                 10,071            2,125

Issuance of stock at conversion of debentures                                 9,340,377                -

Issuance of stock at exercise of warrants for cash                                    -           19,726
                                                                            -----------      -----------

Shares used for computation                                                  26,910,116       16,082,740
                                                                            ===========      ===========

Net loss per common share                                                   $    (0.094)     $    (0.231)
                                                                            ===========      ===========



               Note: Basic and diluted calculations are the same.

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
-------                  -----------
 27                      Financial Data Schedule