Form 10QSB
period 1998-03-31
MIGRATEC INC
filed 1998-05-20
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 33-28809-A

                                 MIGRATEC, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 1998, the issuer had 42,984,705 shares of common stock, no par value, outstanding.

                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets at March 31, 1998, and December 31, 1997

         Statements of Operations for the three months ended
                  March 31, 1998 and 1997

         Statements of Cash Flows for the three months ended
                  March 31, 1998 and 1997

         Notes to Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Overview:  Introduction, Background and Product Strategy

         Results of Operations:
                  Comparison of the Three Months Ended March 31, 1998 and 1997

         Liquidity and Capital Resources


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     A Statement of Computations of Per Share Earnings


SIGNATURES

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                           Consolidated Balance Sheets
                      March 31, 1998, and December 31, 1997



                                                                                    (Unaudited)       (Audited)
                                     ASSETS                                          03/31/98         12/31/97
                                                                                   -----------      -----------
CURRENT ASSETS
     Cash                                                                          $ 1,146,494      $     4,076
     Accounts receivable - billed, net of allowance for
          doubtful accounts of $0 and $123,720, respectively                            15,000          394,755
     Accounts receivable - unbilled                                                     78,630             --
     Shareholder advance                                                                 3,766            3,766
     Restricted cash                                                                      --             28,150
     Deferred tax asset                                                                  9,024            9,024
     Other current assets                                                               24,777           16,600
                                                                                   -----------      -----------
          Total current assets                                                       1,277,691          456,371

PROPERTY AND EQUIPMENT, NET                                                            403,655          452,555

OTHER ASSETS
     Financing fees                                                                     93,385          101,382
     Other assets                                                                       46,548           21,548
                                                                                   -----------      -----------
          Total other assets                                                           139,933          122,930
                                                                                   -----------      -----------

          Total Assets                                                             $ 1,821,279      $ 1,031,856
                                                                                   ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Cash overdraft                                                                $      --        $   112,963
     Notes payable                                                                     475,000          275,000
     Transfer liability                                                                   --            187,500
     Accounts payable                                                                  778,063          779,904
     Accrued expenses                                                                  496,284          404,258
     Obligation under capital lease                                                     25,714           25,267
     Customer deposits in excess of unbilled receivables                                  --            171,365
     Shareholder advances                                                                5,970           63,276
                                                                                   -----------      -----------
          Total current liabilities                                                  1,781,031        2,019,533

LONG-TERM LIABILITIES
     Long-term portion of notes payable, net of discount of $50,723                  1,061,777        1,036,423
     Long-term portion of obligation under capital lease                                34,047           41,388
     Deferred tax liability                                                              9,024            9,024
                                                                                   -----------      -----------
          Total long-term liabilities                                                1,104,848        1,086,835

MINORITY INTEREST                                                                       (3,752)          (3,752)

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000 SHARES
     AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
     NONE ISSUED OR OUTSTANDING                                                           --               --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; no par value; 200,000,000 shares authorized; 45,417,108 and
          30,199,154 shares issued at March 31, 1998,
          and December 31, 1997, respectively                                        5,189,603        2,197,640
     Additional paid-in capital                                                        796,263          796,263
     Treasury stock, at cost (10,254,903 and 854,903 shares, respectively)          (1,808,629)      (1,068,629)
     Retained earnings (accumulated deficit)                                        (5,238,085)      (3,996,034)
                                                                                   -----------      -----------
          Total stockholders' equity (deficit)                                      (1,060,848)      (2,070,760)
                                                                                   -----------      -----------

          Total Liabilities and Stockholders' Equity (Deficit)                     $ 1,821,279      $ 1,031,856
                                                                                   ===========      ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)



                                                                                       1998               1997
                                                                                   ------------      ------------

REVENUES                                                                           $    459,029      $    688,842

COSTS AND EXPENSES
     Salaries and benefits                                                              511,276           600,323
     Contract labor                                                                     300,181            59,218
     General and administrative                                                          61,863            54,572
     Advertising and marketing                                                           16,968               411
     Travel                                                                               2,652            14,788
     Rent                                                                                31,950            21,201
     Depreciation and amortization                                                       48,900            72,280
     Legal and professional fees                                                        303,541            91,342
     Year 2000 program costs                                                            316,044              --
     Bad debt expense                                                                     1,725           123,720
     Loss on release of assets                                                             --             284,573
                                                                                   ------------      ------------
          Total operating expenses                                                    1,595,100         1,322,428
                                                                                   ------------      ------------

     Loss from operations                                                            (1,136,071)         (633,586)

OTHER INCOME (EXPENSES)
     Interest income                                                                        145               496
     Gain on sale of assets                                                                --                 892
     Interest expense                                                                  (103,378)          (40,169)
     Financing fees                                                                      (7,997)          (68,250)
                                                                                   ------------      ------------
          Total other income (expenses)                                                (111,230)         (107,031)

     Minority interest in loss of consolidated subsidiary                                  --              (9,384)
                                                                                   ------------      ------------

     Loss before income taxes and extraordinary item                                 (1,247,301)         (750,001)

     Provision for income tax expense (benefit)                                            --                --
                                                                                   ------------      ------------

     Net loss before extraordinary item                                              (1,247,301)         (750,001)

     Extraordinary income from forgiveness of debt (net of income taxes of $0)            5,250              --
                                                                                   ------------      ------------

     Net loss                                                                      $ (1,242,051)     $   (750,001)
                                                                                   ============      ============


Loss before income taxes and extraordinary item per common share                   $      (0.04)     $     (0.032)
                                                                                   ============      ============
Extraordinary income per common share                                              $       --        $       --
                                                                                   ============      ============
Net loss per common share (basic and diluted)                                      $      (0.04)     $     (0.032)
                                                                                   ============      ============

Weighted average common shares and common
     equivalents issued and outstanding (basic and diluted)                          30,829,925        23,581,413
                                                                                   ============      ============




        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
            Consolidated Statements of Stockholders' Equity (Deficit)
                   Three Months Ended March 31, 1998 and 1997




                                                     Common        Common       Preferred     Preferred
                                                     Stock          Stock         Stock         Stock        Treasury
                                                     Issued        Amount         Issued        Amount         Stock
                                                  --------------------------------------------------------------------------

Balance at January 1, 1997                        18,002,253     $ 1,166,960        --        $      --        (854,903)

Issuance of stock to employees under the
     Employee Stock Purchase Plan for cash            13,367           5,080        --               --              --

Issuance of stock in connection with the
     conversion of debentures                     10,291,534         525,000        --               --              --

Net loss                                                  --              --        --               --              --
                                                 -----------     -----------     -----        ---------     ------------
Balance at March 31, 1997                         28,307,154     $ 1,697,040        --        $      --        (854,903)
                                                 ===========     ===========     =====        =========     ===========



Balance at January 1, 1998                        30,199,154     $ 2,197,640        --        $      --        (854,903)

Issuance of stock in connection with the
     exercise of warrants for cash                    22,500             225        --               --              --

Issuance of stock in connection with private
     offerings for cash                           14,805,000       2,961,000        --               --              --

Treasury stock received in exchange for cash              --              --        --               --      (9,400,000)

Issuance of stock for services rendered              390,454          30,738        --               --              --

Net loss                                                  --              --        --               --              --
                                                 -----------     -----------     -----        ---------     -----------
Balance at March 31, 1998                         45,417,108     $ 5,189,603        --        $      --     (10,254,903)
                                                 ===========     ===========     =====        =========     ===========

                                                                               Retained
                                               Treasury        Additional      Earnings
                                                Stock           Paid-in      (Accumulated
                                                Amount          Capital         Deficit)          Total
                                              -----------      -----------     -----------      -----------

Balance at January 1, 1997                    $(1,068,629)     $   712,186     $(1,478,428)     $  (667,911)

Issuance of stock to employees under the
     Employee Stock Purchase Plan for cash             --               --              --            5,080

Issuance of stock in connection with the
     conversion of debentures                          --               --              --          525,000

Net loss                                               --               --        (750,001)        (750,001)
                                              -----------      -----------     -----------      -----------

Balance at March 31, 1997                     $(1,068,629)     $   712,186     $(2,228,429)     $  (887,832)
                                              ===========      ===========     ===========      ===========



Balance at January 1, 1998                    $(1,068,629)     $   796,263     $(3,996,034)     $(2,070,760)

Issuance of stock in connection with the
     exercise of warrants for cash                     --               --              --              225

Issuance of stock in connection with private
     offerings for cash                                --               --              --        2,961,000

Treasury stock received in exchange for cash     (740,000)              --              --         (740,000)

Issuance of stock for services rendered                --               --              --           30,738

Net loss                                               --               --      (1,242,051)      (1,242,051)
                                              -----------      -----------     -----------      -----------

Balance at March 31, 1998                     $(1,808,629)     $   796,263     $(5,238,085)     $(1,060,848)
                                              ===========      ===========     ===========      ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)



                                                                                1998              1997
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(1,242,051)     $  (750,001)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                               48,900           72,280
      Gain on sale of assets                                                          --             (892)
      Loss on release of assets                                                       --          284,573
      Assets given in lieu of wages                                                   --           14,233
      Bad debt expense                                                                --          123,720
      Financing fees                                                               7,997           68,250
      Amortization of discount                                                    25,354               --
      Common stock issued for services                                            30,738               --
      Minority interest                                                               --            9,384
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable                              379,755         (115,068)
         (Increase) decrease in unbilled revenue                                 (78,630)          89,200
         Decrease in income tax refund receivable                                     --          507,733
         Decrease in restricted cash                                              28,150               --
         Increase in other current assets                                         (8,177)          (8,905)
         Increase in other assets                                                (25,000)              --
         Increase (decrease) in accounts payable                                  (1,841)          90,752
         Increase in accrued expenses                                             92,026           39,284
         Decrease in customer deposits in excess of unbilled receivables        (171,365)        (376,700)
                                                                             -----------      -----------
      Total adjustments                                                          327,907          797,844
                                                                             -----------      -----------
      Net cash provided (used) by operating activities                          (914,144)          47,843

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of property and equipment                                                    --            8,200
                                                                             -----------      -----------
      Net cash provided (used) in investing activities                                --            8,200

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in cash overdraft                                                   (112,963)              --
   Proceeds from notes payable                                                   704,000          200,000
   Proceeds from transfer of accounts receivable with recourse                    77,500               --
   Proceeds from issuance of common stock                                      2,961,225            5,080
   Payments under obligations of capital lease                                    (6,894)              --
   Repayment of shareholder advances                                             (57,306)          (2,053)
   Repayment of notes payable                                                   (504,000)        (200,000)
   Repayment of transfer liability                                              (265,000)              --
   Purchase of treasury stock                                                   (740,000)              --
                                                                             -----------      -----------
      Net cash provided (used) in financing activities                         2,056,562            3,027
                                                                             -----------      -----------

      Net increase (decrease) in cash                                          1,142,418           59,070

Cash - beginning                                                                   4,076           36,939
                                                                             -----------      -----------

Cash - ending                                                                $ 1,146,494      $    96,009
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                          $   101,015      $     8,085
                                                                             ===========      ===========
      Income taxes paid                                                      $        --      $        --
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of stock in connection with the conversion of debentures      $        --      $   525,000
                                                                             ===========      ===========
      Equipment obtained under capital lease                                 $        --      $   101,379
                                                                             ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by MigraTEC, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, including the accompanying notes. The results of operations for the interim period shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.


NOTE 2.  BUSINESS ACTIVITY

On February 29, 1996, Migratec, Inc. (formerly One Up Corporation) ("Migratec"), a Texas corporation, entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell" Florida corporation. Migratec became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of Migratec. The name New York Acquisitions, Inc., was amended to One Up Corporation

Effective February 16, 1998, to better reflect its core business, the company changed its name from One Up Corporation to Migratec, Inc.


NOTE 3.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations of $1,247,301 for the three months ended March 31, 1998, and the Company's current liabilities exceed current assets in the amount of $503,340. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on its ability to effectively penetrate the market for software migration services, related products, and Year 2000 software products. If the Company is not able to successfully complete the private offerings as planned, or obtain alternative funding, and generate sufficient sales revenues in the near term, the Company will be unable to continue as a going concern.

                         MIGRATEC, INC. AND SUBSIDIARY
                         (Formerly One Up Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 31, 1998
                                  (Unaudited)


NOTE 3.  GOING CONCERN UNCERTAINTY (CONTINUED)

Recently, the Company began reengineering its business focus, shifting its strategic approach to exploiting its technology as a product offering as opposed to a service offering. To continue to fund its operations for 1998, the Company successfully commenced two private offerings in March 1998 which, in the opinion of management, yielded gross proceeds to the Company sufficient to fund operations until such time that product revenues begin to ramp up. Management anticipates that its efforts will move the Company forward with a focus on achieving improved operating performance by the end of 1998. The anticipated increase in revenues coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999, although no assurances can be given regarding such increase.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 4.  RELATED PARTY TRANSACTIONS

Effective March 25, 1998, the Company reached an agreement with its former principal executive officer, Mr. Richard Dews, regarding actions of Mr. Dews as Chairman and CEO and efforts by Mr. Dews to sell shares of the Company's Common Stock, originally acquired and restricted pursuant to Rule 144 of the Act, as well as claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, which was finalized on March 31, 1998, (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable option to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock at $0.25 per share, (4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amount previously loaned to the Company by Mr. Dews, (5) the Company released Mr. Dews from all claims arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, (6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay, and (7) pursuant to a promissory note dated March 25, 1998, no stated interest, the Company agreed to pay to a former employee the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with

                         MIGRATEC, INC. AND SUBSIDIARY
                         (Formerly One Up Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 31, 1998
                                  (Unaudited)


NOTE 4.  RELATED PARTY TRANSACTIONS (CONTINUED)

the final payment of $250 being due on December 10, 2003. Attorney fees incurred by the Company as a result of negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's Common Stock and (2) $210,523 paid in cash.


NOTE 5.  STOCKHOLDERS' EQUITY (DEFICIT) AND STOCK OPTIONS

Pursuant to the terms and conditions of certain short-term loans made to the Company by certain investor groups, the Company granted 1,810,000 stock warrants, fully vested at date of grant, to purchase shares of its common stock with varying exercise prices and terms. On March 9, 1998, the Company issued 22,500 shares of its common stock as a result of the exercise of warrants to purchase shares at $0.01 per share. On March 26, 1998, the Company issued 1,000,000 shares of its common stock as a result of the exercise of warrants to purchase shares at $0.20 per share in connection with the first March 1998 private offering by converting the related short-term loans to equity pursuant to terms and conditions contained in the loan agreements. On March 31, 1998, the Company issued 375,000 shares of its common stock as a result of the exercise of warrants to purchase shares at $0.20 per share in connection with the second March 1998 private offering by converting the related short-term loans to equity pursuant to terms and conditions contained in the loan agreements. As of the filing of this report, 412,500 of the aforementioned warrants remain unexercised and outstanding.

Pursuant to the 1997 Stock Option Plan ("1997 Plan"), during the quarter ended March 31, 1998, the Company granted stock options four employees to purchase an aggregate of 226,600 shares of the Company's common stock with varying exercise prices and terms. The options under the 1997 Plan are all considered compensatory. The outstanding stock options granted expire from January 1, 2003, through March 15, 2003.

Effective February 3, 1998, the Company issued to certain investor groups 125,000 shares of its common stock at $0.20 per share under a private placement memorandum for total net cash proceeds of $25,000.

On March 9, 1998, the Company commenced the first of two private offerings (the "Offering #1"). The Offering #1 provided for up to 17,500,000 shares of the Company's Common Stock for a maximum of $3,500,000. The Offering #1 was offered on a "best efforts" basis. The Offering #1, which terminated March 26, 1998, after an eight day extension, yielded gross proceeds to the Company totaling $2,831,000.

                         MIGRATEC, INC. AND SUBSIDIARY
                         (Formerly One Up Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 31, 1998
                                  (Unaudited)


NOTE 5.  STOCKHOLDERS' EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)

On March 30, 1998, the Company commenced the second private offering (the "Offering #2"). The Offering #2 provided for up to 8,500,000 shares of the Company's Common Stock for a maximum of $1,700,000. The Offering #2 was offered on a "best efforts" basis. The Offering #2, which terminated May 6, 1998, after a twenty-one day extension, yielded gross proceeds to the Company totaling $1,669,500.

The Company expects to pay placement fees by granting to the Placement Agent warrants for the purchase of the number of shares of the Company's Common Stock equivalent to 10% of the total number of shares issued as a result of the two aforementioned private offerings. The exercise price of any warrants granted will $0.20 per share. The warrants will be exercisable at the grant date, and will expire three years from the closing date of the Offering #2.

On March 31, 1998, pursuant to the terms and conditions of an agreement reached with its former principal executive officer, Mr. Richard Dews, effective March 25, 1998 (See Note 4), the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, and the Company granted to Mr. Dews a transferable option to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock at $0.25 per share. Additionally, pursuant to an agreement with the Company's legal counsel, the Company satisfied a portion of the attorney fees incurred by the Company as a result of negotiating the settlement with Mr. Dews through the transfer of 390,454 shares of the Company's Common Stock.


NOTE 6.  SUBSEQUENT EVENTS

Pursuant to the 1997 Stock Option Plan ("1997 Plan"), subsequent to March 31, 1998, the Company has granted stock options to 28 employees to purchase an aggregate of 447,600 shares of the Company's common stock with varying exercise prices and terms. The options under the 1997 Plan are all considered compensatory. The outstanding stock options issued expire from May 1, 2003, through July 15, 2003.

Effective April 30, 1998, the exercise price of 500,000 warrants (previously granted to the Placement Agent for the Regulation S Offering, which commenced in November 1996 to raise debt financing) was reduced from $0.50 to $0.40 per share.

Effective May 1, 1998, the Company granted stock options to three officers to purchase an aggregate of 8,700,000 shares of the Company's common stock at $0.20 per share. The options were 50% vested at May 1, 1998, and vest an additional 1/24 at the end of each month thereafter.

                         MIGRATEC, INC. AND SUBSIDIARY
                         (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1998
                                  (Unaudited)


NOTE 6.  SUBSEQUENT EVENTS (CONTINUED)

Vested options are exercisable at any time during employment. These new options replace those which had been previously granted, and have now been canceled, during the second quarter of 1997 to the three officers at per share prices ranging from $0.31 to $0.37, and which contained an anti-dilutive clause that increased the number of options available for exercise upon recapitalization, stock split, stock dividend, or issuance of stock below fair market value. These new options contain no such anti-dilutive clause. In addition, the options previously granted vested over a shorter period of time, and would have been fully vested by June 13, 1999. At April 15, 1998, the number of options that would have been available to the three officers pursuant to the canceled second quarter 1997 grant totaled 6,010,859.

Effective May 1, 1998, the Company granted stock warrants to four directors to purchase an aggregate of 4,400,000 shares of the Company's common stock at $0.20 per share. The warrants vest 1/24 at the end of each month beginning May 31, 1998, and expire on May 31, 2002. Approximately one-fourth of these new warrants replace those that had been previously granted to the chairman of the board during the second quarter of 1997. The warrants previously granted (which were to purchase 50,000 shares of the Company's common stock at $0.35 per share, were fully vested at date of grant, and expired after three years) have now been canceled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        1ST QUARTER ENDED MARCH 31, 1998


OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC., AND ITS SUBSIDIARY (COLLECTIVELY, THE "COMPANY"), MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE."


OVERVIEW

INTRODUCTION

MigraTEC, Inc. (formerly One Up Corporation) ("MigraTEC") was incorporated in 1991. On February 29, 1996, MigraTEC entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell." MigraTEC became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of MigraTEC. The name New York Acquisitions, Inc., was amended to One Up Corporation and then subsequently to MigraTEC, Inc.

BACKGROUND

MigraTEC is a provider of software products and services which address both the Year 2000 challenge and the need for companies to migrate from existing software applications to new and more efficient software applications and operating systems. Migration is the process of adapting an organization's existing software applications to meet changing business requirements and advancing technology. Migration allows businesses to retain the functionality and business processes which they have already developed in their existing software applications while gaining the efficiencies which result from migrating the applications to more advanced platforms. Migration not only avoids the business interruption and retraining problems associated with completely replacing a software application but also allows companies to continue to extend the productive life of the software they have already developed at significant cost.

Older software applications typically represent less advanced technology and frequently are not Year 2000 compliant. MigraTEC uses its own proprietary software tools and advanced service methodologies to provide cost effective solutions for both Year 2000 problems and the software migration requirements of its customers.

A decision to migrate an organization's information system or software applications can be driven by a variety of factors including (1) a need for increased efficiency and productivity, (2) a need for new or additional system functionality, or (3) the need to address a system problem or deficiency such as the Year 2000 problem.

Management believes the Company currently offers an efficient and effective solution for the analysis and performance of software migrations. Through the development of its own proprietary migration technologies and methodologies, the Company has automated much of the migration process. The Company has been involved with many successful migrations for well-known companies such as Bell Sygma Inc., Duke Power Company, Payless ShoeSource Distribution Inc., Group 1 Software, Policy Management Systems Corporation, AutoTester Inc., Caterpillar Inc., Ameritech Library Services and USAA. Management believes that the development of several significant assets, including an experienced technical team employing state-of-the-art proprietary technology, has positioned MigraTEC as a leading provider of cross-platform migrations.

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

PRODUCT STRATEGY

OS/2 TO WINDOWS MIGRATION

Several independent studies have determined that the size of the North American market for OS/2 to Windows migrations is in excess of $2 billion. The European and Asian markets collectively are believed to be equally as large. MigraTEC believes it has the only automated solution for an OS/2 to Windows migration. MigraTEC believes that companies undertaking an OS/2 to Windows migration have two principal options: (1) either perform their migration manually or (2) contract with MigraTEC for an automated solution. Historically, MigraTEC's automated solution results in both time and cost savings.

To realize the true potential of this opportunity, MigraTEC has focused on two objectives:

         First, the Company is reengineering its technology to become a product oriented offering as opposed to a service oriented offering.

         Secondly, the Company is repackaging its products and services so they can be sold and delivered by third party organizations.

Correspondingly, the Company is now beginning to market its products and related services so that they can be sold and delivered by resellers and other third party organizations. In the judgment of management, the market for migration programs is too large and evolving too rapidly for any small organization to capture a large percentage of the opportunity by itself. Consequently, strategic alliances or teaming will be necessary to more effectively exploit the Company's technology. Currently, MigraTEC has entered into a teaming agreement with CGN and Associates, is working to finalize an agreement with Keane Inc., and has undertaken discussions regarding strategic agreements with other large service companies for potential partnering opportunities. Each of these companies has one or more customers that has identified a migration project where MigraTEC's technology is applicable. The efforts that the Company expends in these projects will help to better define the role MigraTEC will play in a partnering environment.

YEAR 2000 CLIENT/SERVER STRATEGY

While continuing its work in application migration, the Company is also entering the Year 2000 ("Y2K") market for the client/server environment. MigraTEC anticipates launching a new flagship product for the Y2K analysis and remediation of client/server applications called MigraTEC2000 by the end of the second quarter of 1998.

The Y2K problem stems from the widespread use of software applications which were programmed using two-digit year codes when calculating dates after December 31, 1999. Many "mission critical" programs do not presently have the ability to correctly interpret and apply date codes representing the year 2000 and beyond. "00" may be interpreted as the year 1900 instead of the year 2000, causing potentially massive information processing and reporting mistakes as well as the malfunction of systems which are controlled by date codes. The industries and software applications which may be particularly affected include those related to financial services, insurance, transportation, health care, billing, planning and scheduling, and represent literally billions of lines of code containing date-related instructions which will need to be checked and remediated. The failure to correct Y2K problems inherent in a company's software may render significant aspects of the company's business virtually inoperable.

As MigraTEC enters into this new arena of automated Y2K solutions, the Company will continue its commitment to provide innovative, top-quality products that allow its customers to preserve corporate investment by extending application life.

Most market analysts agree that spending to remediate Y2K problems in the client/server environment will be in excess of $60 billion. This is a market segment that management believes has yet to be effectively addressed by corporate America as well as many of the current Y2K solution providers.

The Company's studies have estimated that product sales will constitute approximately 5% of total Y2K spending in the client/server environment, which equates to $3 billion. With the goal of capturing a portion of this market, MigraTEC began an effort in October 1997 to develop the market's premier client/server Y2K product. To help to achieve this goal, the Company hired key personnel with extensive experience in the Y2K industry and the development of Y2K programs for large software firms. The Compan anticipates that revenues from its Y2K software products will begin ramping up during mid-1998.

In December of 1997, Keane Inc., one of the most successful Y2K providers, conducted an evaluation of the Company's proprietary MigraTEC2000 software product, which is currently configured to address the C and C++ markets, and concluded that MigraTEC2000 represented potentially the best technology of its kind in the market. As a result, Keane has agreed to recommend MigraTEC2000. Management believes that a growing number of Keane's customers will choose MigraTEC's Y2K solution. There are several other potential partners who are currently evaluating MigraTEC's technology to determine if it serves the needs of their client base.

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

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of MigraTEC should be read in conjunction with the consolidated financial statements of MigraTEC included elsewhere herein.

Although the Company experienced significant losses for the three months ended March 31, 1998, and for both 1997 and 1996, management believes it is important to note the growing opportunity for MigraTEC to sell its automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as the increasing market demand for migration products and services. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase during the remainder of 1998, although no assurances can be given regarding such increase.

Management believes that the net loss posted for the three months ended March 31, 1998, was in part due to expenditures for reengineering the Company's business and shifting its strategic approach to exploiting its technology as a product offering as opposed to a service offering. The Company now has a new product line (MigraTEC2000) to sell and intends to introduce an additional migration product line in mid 1998. This leads management to believe that profitability can be achieved by the fourth quarter of 1998, although no assurances can be given regarding such increase.

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues

During the first quarter of 1998, the Company's sales revenues decreased by approximately 33% to $459,029, compared to $688,842 for the first quarter of 1997, primarily due to reengineering the Company's business and shifting its strategic approach to exploiting its technology as a product offering as opposed to a service offering.

Operating Expenses

The Company's total operating expenses increased by approximately 21% to $1,595,100 during the first quarter of 1998, compared to $1,322,428 for the first quarter of 1997, resulting primarily from (1) increased labor costs resulting from expansion of the Company's software development, administrative, and sales and marketing staff, (2) increased legal fees resulting from various litigation in which the Company was involved, and (3) costs relating to the Company's Year 2000 program in connection with the development and marketing of the Company's Year 2000 tool set. As a percentage of revenues, total operating expenses increased to 347% for the first quarter of 1998, compared to 192% for the first quarter of 1997, primarily attributable to the decrease in revenues and the increase in operating expenses as previously discussed.

Labor costs, including benefits and employee-related insurance, increased by approximately 23% to $811,457 compared to $659,541, for the three months ended March 31, 1998 and 1997, respectively, resulting primarily from expansion of the Company's software development, administrative, and sales and marketing staff. Depreciation and amortization decreased to $48,900 from $72,280 primarily resulting from asset retirements. Legal and professional fees increased to $303,541 from $91,342, primarily due to increased legal costs resulting from various litigation in which the Company was involved. Year 2000 program costs of $316,044 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set.

Other Income and Expenses

Interest expense (which includes loan origination fees) increased to $103,378 from $40,169, primarily due to (i) interest on the Senior Secured Promissory Notes, including the amortized portion of the related discount, (ii) interest and loan fees connected with obtaining short-term financing, (iii) interest on shareholder loans, and (iv) finance charges assessed by trade creditors for late payment of accounts payable. Financing fees of $7,997 relate to the amortized portion of fees paid in 1997 to the placement agent in connection with the issuance of the Senior Secured Promissory Notes.

Income Taxes

The net operating loss incurred for the three months ended March 31, 1998, was approximately $1,250,000. Any net operating loss incurred for the year ended December 31, 1998, eligible to be carried forward to future years will expire in 2013.

Extraordinary Item

Forgiveness of debt of $5,250 relates to reductions in amounts due to various vendors through negotiation of terms.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $914,144 for the three months ended March 31, 1998, which resulted primarily from the net operating loss, offset primarily by the net change in assets and liabilities. This compares to net cash provided by operating activities of $47,843 for three months ended March 31, 1997, attributable primarily to receipt of the income tax refund. At March 31, 1998, the Company had a net working capital deficit of $503,340, a decrease of $1,059,822 for the three months then ended.

At March 31, 1998, the Company had a total of $93,630 in outstanding accounts receivable ($15,000 billed and $78,630 unbilled, both net of $0 allowance for doubtful accounts), all of which is considered fully collectible.

At March 31, 1998, the Company's outstanding debt obligations included (i) $475,000 in short-term loans from outside investment groups, (ii) $1,061,777 in Senior Secured Promissory Notes (net of $50,723 unamortized discount), and (iii) $5,970 in advances from a shareholder.

During the first quarter of 1998, the Company funded its operations primarily from the collection of $2,961,225 in connection with the issuance of common stock, from the receipt of $781,500 in proceeds from short-term loans from a bank and various outside investment groups, and from the collection of accounts receivable outstanding and the receipt of sales revenues and customer deposits totaling $587,064.

The Company continues to actively work with trade creditors to negotiate settlements regarding such outstanding accounts payable on terms favorable to the Company. As of the filing of this report, the Company has been successful in settling $427,823 in outstanding accounts payable for approximately $178,000, thereby saving the Company just under $250,000. In addition to the aforementioned settlements, subsequent to March 31, 1998, the Company has reduced its debt by

(1) paying off $475,000 in short-term notes payable and (2) further reducing outstanding accounts payable, which were past due, of approximately $36,000.

To continue to fund its operations for 1998, the Company successfully commenced two private offerings in March 1998 which, in the opinion of management, yielded gross proceeds to the Company sufficient to fund operations until such time that product revenues begin to ramp up. While the success of the Company will in part depend upon its ability to market and sell its products and services, management believes that the recent implementation of its plan to reengineer the Company's business focus, shifting its strategic approach to exploiting its technology as a product offering as opposed to a service offering, should move the Company forward with a focus on achieving improved operating performance by the end of 1998. The anticipated increase in revenues coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999. However, there can be no assurance that the Company will generate an increase in revenues or earnings, or achieve improved operating performance or results.

While much remains to be accomplished, the Company has made significant progress towards stabilization. Management anticipates that its efforts will move the Company forward with a focus on achieving profitability by the end of 1998. Management believes that the anticipated increase in revenues for 1998 coupled with a continued emphasis on controlling costs will position the Company to achieve improved earnings for 1999, although no assurances can be given regarding such increase.

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




                                                           MIGRATEC, INC.
                                                            (Registrant)



                                                BY: /s/ W. CURTIS OVERSTREET
                                                    ---------------------------
                                                     W. Curtis Overstreet,
                                                     President and Principal
                                                     Executive Officer

Dated:        5/20/98
       ----------------------

                                                BY:  /s/ MARK C. MYERS
                                                     --------------------------
                                                     Mark C. Myers, Principal
                                                     Financial Officer

Dated:        5/20/98
       ----------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

    11      A Statement of Computations of Per Share Earnings

    27      Financial Data Schedule