Form 10QSB
period 1998-06-30
MIGRATEC INC
filed 1998-08-19
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1998, the issuer had 43,016,205 shares of common stock, no par value, outstanding.

                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets at June 30, 1998, and December 31, 1997

         Statements of Operations for the three months and six months ended
                  June 30, 1998 and 1997

         Statements of Stockholders' Equity (Deficit) for the six months ended
                  June 30, 1998 and 1997

         Statements of Cash Flows for the six months ended
                  June 30, 1998 and 1997

         Notes to Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Overview:  Introduction, Background and Product Strategy

         Results of Operations:
                  Comparison of the Three Months Ended June 30, 1998 and 1997 Comparison of the Six Months Ended June 30, 1998 and 1997

         Liquidity and Capital Resources


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     A Statement of Computations of Per Share Earnings


SIGNATURES

                         MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                           Consolidated Balance Sheets
                      June 30, 1998, and December 31, 1997

                                                                                     (Unaudited)       (Audited)
                                      ASSETS                                          06/30/98         12/31/97
                                                                                     -----------      -----------
  CURRENT ASSETS
       Cash                                                                          $   619,333      $     4,076
       Accounts receivable, net of allowance for doubtful
            accounts of $0 and $123,720, respectively
                                                                                         249,616          394,755
       Shareholder advance
                                                                                           3,766            3,766
       Restricted cash                                                                      --             28,150
       Deferred tax asset
                                                                                           9,024            9,024
       Other current assets
                                                                                          20,428           16,600
                                                                                     -----------      -----------
            Total current assets                                                         902,167          456,371

  PROPERTY AND EQUIPMENT, NET                                                            347,605          452,555

  OTHER ASSETS
       Financing fees                                                                     69,397          101,382
       Other assets                                                                       46,548           21,548
                                                                                     -----------      -----------
            Total other assets                                                           115,945          122,930
                                                                                     -----------      -----------

            Total Assets                                                             $ 1,365,717      $ 1,031,856
                                                                                     ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
       Cash overdraft                                                                $      --        $   112,963
       Notes payable                                                                        --            275,000
       Transfer liability                                                                   --            187,500
       Accounts payable                                                                  296,807          779,904
       Accrued expenses                                                                  250,972          404,258
       Obligation under capital lease                                                     25,714           25,267
       Customer deposits in excess of unbilled receivables                                  --            171,365
       Shareholder advances                                                                1,356           63,276
                                                                                     -----------      -----------
            Total current liabilities                                                    574,849        2,019,533

  LONG-TERM LIABILITIES
       Long-term portion of notes payable, net of discount of $25,369 and
         $76,077, respectively                                                         1,087,131        1,036,423
       Long-term portion of obligation under capital lease                                27,081           41,388
       Deferred tax liability                                                              9,024            9,024
                                                                                     -----------      -----------
            Total long-term liabilities                                                1,123,236        1,086,835

  MINORITY INTEREST                                                                       (3,752)          (3,752)

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000                   --               --
       SHARES AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
       NONE ISSUED OR OUTSTANDING

  STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock; no par value; 200,000,000 shares authorized; 53,271,108 and
            30,199,154 shares issued at June 30, 1998, and December 31, 1997, respectively
                                                                                       6,765,128        2,197,640
       Additional paid-in capital                                                        796,263          796,263
       Treasury stock, at cost (10,254,903 and 854,903 shares, respectively)          (1,808,629)      (1,068,629)
       Retained earnings (accumulated deficit)                                        (6,081,378)      (3,996,034)
                                                                                     -----------      -----------
            Total stockholders' equity (deficit)                                        (328,616)      (2,070,760)
                                                                                     -----------      -----------

            Total Liabilities and Stockholders' Equity (Deficit)                     $ 1,365,717      $ 1,031,856
                                                                                     ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                       ONE UP CORPORATION AND SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                    1998              1997              1998             1997
                                                ------------      ------------      ------------      ------------
Revenues                                        $    315,411      $     23,219      $    774,440      $    712,061

Costs and expenses
 Salaries and benefits                               567,359           441,419         1,078,635         1,041,742
 Contract labor                                      173,256           130,073           473,437           189,291
 General and administrative                           69,327           142,600           131,190           197,172
 Advertising and marketing                            43,811             4,665            60,779             5,076
 Travel                                                8,803             4,003            11,455            18,791
 Rent                                                 31,950            30,732            63,900            51,933
 Depreciation and amortization                        48,900            41,274            97,800           113,554
 Legal and professional fees                          65,464            64,019           369,005           155,361
 Year 2000 program costs                             321,585              --             637,629              --
 Bad debt expense                                       --                --               1,725           123,720
 Loss on release of assets                              --                --                --             284,573
 Provision for contract losses                          --             182,061              --             182,061
                                                ------------      ------------      ------------      ------------
  Total operating expenses                         1,330,455         1,040,846         2,925,555         2,363,274
                                                ------------      ------------      ------------      ------------

 Loss from operations                             (1,015,044)       (1,017,627)       (2,151,115)       (1,651,213)

Other income (expense)
 Interest income                                       5,385               245             5,530               741
 Gain (loss) on sale of assets                        (2,950)             --              (2,950)              892
 Interest expense                                    (57,790)           (9,002)         (161,168)          (25,989)
 Financing fees                                      (23,988)             --             (31,985)          (68,250)
                                                ------------      ------------      ------------      ------------
  Total other income (expense)                       (79,343)           (8,757)         (190,573)          (92,606)

 Minority interest in (income) loss of
  consolidated subsidiary                               --                --                --               9,384
                                                ------------      ------------      ------------      ------------

 Loss before income taxes and
  extraordinary item                              (1,094,387)       (1,026,384)       (2,341,688)       (1,734,435)

 Provision for income tax expense (benefit)             --                --                --              23,182
                                                ------------      ------------      ------------      ------------

 Net loss before extraordinary item               (1,094,387)       (1,026,384)       (2,341,688)       (1,757,617)

 Extraordinary income from forgiveness
  of debt (net of income taxes of $0)                251,094              --             256,344              --
                                                ------------      ------------      ------------      ------------

 Net loss                                       $   (843,293)     $ (1,026,384)     $ (2,085,344)     $ (1,757,617)
                                                ============      ============      ============      ============

Loss before income taxes and extraordinary
 item per common share                          $     (0.026)     $     (0.037)     $     (0.064)     $     (0.068)
                                                ============      ============      ============      ============
Extraordinary income per common share           $      0.006      $       --        $      0.007      $       --
                                                ============      ============      ============      ============
Net loss per common share (basic and
  diluted)                                      $     (0.020)     $     (0.037)     $     (0.057)     $     (0.069)
                                                ============      ============      ============      ============

Weighted average common shares and common
 equivalents outstanding                          41,987,145        27,452,251        36,442,256        25,527,525
                                                ============      ============      ============      ============


              The accompanying notes are an integral part of these
                             financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
            Consolidated Statements of Stockholders' Equity (Deficit)
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)



                                             Common          Common     Preferred  Preferred
                                             Stock           Stock        Stock      Stock
                                             Issued          Amount      Issued      Amount
                                             ----------     ----------  ----------   ----------
Balance at January 1, 1997                   18,002,253     $1,166,960     --        $       --

Issuance of stock to employees under the
 Employee Stock Purchase Plan for cash           13,367          5,080     --                --

Issuance of stock in connection with the
 conversion of debentures                    10,291,534        525,000     --                --

Net loss                                           --             --       --                --
                                             ----------     ----------  ----------   ----------

Balance at June 30, 1997                     28,307,154     $1,697,040     --        $       --
                                             ==========     ==========  ==========   ==========


Balance at January 1, 1998                   30,199,154     $2,197,640     --        $       --

Issuance of stock in connection with the
 exercise of warrants for cash                   22,500            225     --                --

Issuance of stock in connection with
 private offerings for cash                  22,627,500      4,525,500     --                --

Treasury stock received in exchange for
 cash                                              --             --       --                --

Issuance of stock for services rendered         390,454         30,738     --                --

Issuance of stock in connection with the
 exercise of options for cash                    31,500         11,025     --                --

Net loss                                           --             --       --                --
                                             ----------     ----------  ----------   ----------

Balance at June 30, 1998                     53,271,108     $6,765,128     --        $       --
                                             ==========     ==========  ==========   ==========


                                                                                                Retained
                                                                Treasury        Additional      Earnings
                                              Treasury           Stock           Paid-in     (Accumulated
                                                Stock           Amount           Capital        Deficit)           Total
                                             -----------      -----------      -----------     -----------      -----------
Balance at January 1, 1997                      (854,903)     $(1,068,629)     $   712,186     $(1,478,428)     $  (667,911)

Issuance of stock to employees under the
 Employee Stock Purchase Plan for cash              --               --               --              --              5,080

Issuance of stock in connection with the
 conversion of debentures                           --               --               --              --            525,000

Net loss                                            --               --               --        (1,757,617)      (1,757,617)
                                             -----------      -----------      -----------     -----------      -----------

Balance at June 30, 1997                        (854,903)     $(1,068,629)     $   712,186     $(3,236,045)     $(1,895,448)
                                             ===========      ===========      ===========     ===========      ===========


Balance at January 1, 1998                      (854,903)     $(1,068,629)     $   796,263     $(3,996,034)     $(2,070,760)

Issuance of stock in connection with the
 exercise of warrants for cash                      --               --               --              --                225

Issuance of stock in connection with
 private offerings for cash                         --               --               --              --          4,525,500

Treasury stock received in exchange for
 cash                                         (9,400,000)        (740,000)            --              --           (740,000)

Issuance of stock for services rendered             --               --               --              --             30,738

Issuance of stock in connection with the
 exercise of options for cash                       --               --               --              --             11,025

Net loss                                            --               --               --        (2,085,344)      (2,085,344)
                                             -----------      -----------      -----------     -----------      -----------

Balance at June 30, 1998                     (10,254,903)     $(1,808,629)     $   796,263     $(6,081,378)     $  (328,616)
                                             ===========      ===========      ===========     ===========      ===========




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                           1998            1997
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $(2,085,344)     $(1,757,617)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
  Depreciation and amortization                                             97,800          113,554
  Gain (loss) on sale of assets                                              2,950             (892)
  Loss on release of assets                                                   --            284,573
  Assets given in lieu of wages                                               --             14,233
  Bad debt expense                                                           1,725          123,720
  Financing fees                                                            31,985           68,250
  Amortization of discount                                                  50,708             --
  Common stock issued for services                                          30,738             --
  Minority interest                                                           --             (9,384)
  Change in assets and liabilities:
   (Increase) decrease in accounts receivable                              143,414          (84,568)
   Decrease in unbilled revenue                                               --            163,970
   Decrease in income tax refund receivable                                   --            507,733
   Decrease in restricted cash                                              28,150             --
   Increase in other current assets                                         (3,828)            (500)
   Increase in other assets                                                (25,000)         (33,048)
   Increase (decrease) in accounts payable                                (483,097)         247,743
   Increase (decrease) in accrued expenses                                (153,286)         313,679
   Decrease in customer deposits in excess of unbilled receivables        (171,365)        (294,619)
                                                                       -----------      -----------
  Total adjustments                                                       (449,106)       1,414,444
                                                                       -----------      -----------
  Net cash used by operating activities                                 (2,534,450)        (343,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales of property and equipment                                             4,200            8,200
                                                                       -----------      -----------
  Net cash provided in investing activities                                  4,200            8,200

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in cash overdraft                                              (112,963)            --
  Proceeds from notes payable                                              704,000          350,000
  Proceeds from transfer of accounts receivable with recourse               77,500             --
  Proceeds from other debt financing                                          --            100,000
  Proceeds from issuance of common stock                                 4,536,750            5,080
  Payments under obligations of capital lease                              (13,860)            --
  Repayment of shareholder advances                                        (61,920)          (2,053)
  Repayment of notes payable                                              (979,000)        (200,000)
  Repayment of transfer liability                                         (265,000)            --
  Purchase of treasury stock                                              (740,000)            --
                                                                       -----------      -----------
   Net cash provided in financing activities                             3,145,507          253,027
                                                                       -----------      -----------
   Net increase (decrease) in cash                                         615,257          (81,946)

Cash - beginning                                                             4,076           36,939
                                                                       -----------      -----------
Cash - ending                                                          $   619,333      $   (45,007)
                                                                       ===========      ===========
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                       $   119,297      $     9,797
                                                                       ===========      ===========
   Income taxes paid                                                   $      --        $      --
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock in connection with the conversion of              $      --        $   525,000
   debentures
                                                                       ===========      ===========
   Equipment obtained under capital lease                              $      --        $   101,379
                                                                       ===========      ===========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by MigraTEC, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 1998, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, including the accompanying notes. The results of operations for the interim period shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.


NOTE 2.  BUSINESS ACTIVITY

On February 29, 1996, MigraTEC, Inc. (formerly One Up Corporation) ("MigraTEC"), a Texas corporation, entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell" Florida corporation. MigraTEC became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of MigraTEC. The name New York Acquisitions, Inc., was amended to One Up Corporation.

Effective February 16, 1998, to better reflect its core business, the Company changed its name from One Up Corporation to MigraTEC, Inc.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. In July 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1998
                                   (Unaudited)


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements (Continued)

change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements. However, when adopted this Statement could increase volatility in reported earnings and other comprehensive income of the Company.

Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to the current classification.


NOTE 4.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations of $2,341,688 for the six months ended June 30, 1998. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on its ability to effectively penetrate the market for software migration services, related products, and Year 2000 software products and services. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient sales revenues in the near term, the Company will be unable to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1998
                                   (Unaudited)


NOTE 4.  GOING CONCERN UNCERTAINTY (CONTINUED)

Recently, the Company began reengineering its business focus, shifting its strategic approach to exploiting its technology through the development of strategic relationships. To continue to fund its operations for 1998, the Company successfully commenced two private offerings in March 1998 which, in the opinion of management, yielded gross proceeds to the Company sufficient to fund operations until such time that product revenues begin to ramp up. Management anticipates that its efforts will move the Company forward with a focus on achieving improved operating performance by the end of 1998. The anticipated increase in revenues coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999, although no assurances can be given regarding such increase.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 5.  STOCKHOLDERS' EQUITY (DEFICIT) AND STOCK OPTIONS

Pursuant to the 1997 Stock Option Plan ("1997 Plan"), during the second quarter of 1998, the Company has granted stock options to 28 employees to purchase an aggregate of 447,600 shares of the Company's common stock with varying exercise prices and terms. The options under the 1997 Plan are all considered compensatory. The outstanding stock options issued expire from May 1, 2003, through July 15, 2003.

Effective April 1, 1998, pursuant to the terms of a one year employment agreement, the Company granted options to purchase 900,000 shares of the Company's common stock at an exercise price of $0.20 per share to its Chief Financial Officer. The options vest at the rate of 1/24 per month beginning April 1, 1998, and are exercisable at vesting at any time during employment.

Effective April 30, 1998, the exercise price of 500,000 warrants (previously granted to the Placement Agent for the Regulation S Offering, which commenced in November 1996 to raise debt financing) was reduced from $0.50 to $0.40 per share.

Effective May 1, 1998, the Company granted stock options to three officers to purchase an aggregate of 9,000,000 shares of the Company's common stock at $0.20 per share. The options were 50% vested at May 1, 1998, and vest an additional 1/24 at the end of each month thereafter.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1998
                                   (Unaudited)


NOTE 5.  STOCKHOLDERS' EQUITY (DEFICIT) AND STOCK OPTIONS (CONTINUED)

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

Effective May 1, 1998, the Company granted stock warrants to four directors to purchase an aggregate of 4,300,000 shares of the Company's common stock at $0.20 per share. The warrants vest 1/24 at the end of each month beginning May 31, 1998, and expire on May 31, 2002. Approximately one-fourth of these new warrants replace those that had been previously granted to the chairman of the board during the second quarter of 1997. The warrants previously granted (which were to purchase 50,000 shares of the Company's common stock at $0.35 per share, were fully vested at date of grant, and expired after three years) have now been canceled.

Effective May 29, 1998, the Company issued 31,500 shares of its common stock to a former employee upon exercise of options previously granted to purchase shares at $0.35 per share.


NOTE 6.  SUBSEQUENT EVENTS

Effective July 1, 1998, the Company granted, to various individuals who had either been involved as Placement Agents in the two March 1998 private stock offerings or who had furnished consulting services to the Company, stock warrants to purchase an aggregate of 2,147,750 shares of the Company's common stock at $0.20 per share. The warrants are fully vested at the date of grant, and are exercisable on or before July 1, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                         2ND QUARTER ENDED JUNE 30, 1998


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

MigraTEC, Inc. (formerly known as One Up Corporation) (the "Company" or "MigraTEC"), founded January 7, 1991, by Richard G. Dews, was incorporated in 1991. The initial focus of the business was to provide contract computer programming education. Subsequently, several software products were developed and sold, and the Company further diversified into consulting services and migration assistance for clients wishing to migrate their software from the Windows operating system to the IBM OS/2 platform. Identifying the need for an automated migration technique, in 1993 the Company developed its first set of software tools for that purpose, then, throughout the next three years, continued to develop more advanced migration technologies and methodologies designed to automate much of the migration process.

BACKGROUND

MigraTEC, Inc. (the "Company" or "MigraTEC") is a provider of software products and services which address both the Year 2000 ("Y2K") challenge and the need for companies to migrate existing software applications to new and more efficient hardware and software platforms.


Migration is the process of adapting an organization's current software applications from an existing operating system to a new target operating system in order to meet changing business requirements and utilize advancing technology. Migration allows companies to retain the functionality and business processes which they have developed in their existing software applications while gaining the efficiencies which result from moving the software applications to more advanced platforms. Migration avoids the business interruption, retraining and re-engineering problems created when a software application is totally replaced. Thus migration not only extends the productive life of existing software applications, which have already been developed at significant cost, but also preserves the logic and consistency of the existing software application, ensuring continued ease of ongoing maintenance of the software.


MigraTEC's software technology has been utilized in over 400 migration projects, facilitated either directly by the Company or through a license of previous technology of the Company to IBM. Successful migration projects performed by the Company include Caterpillar Inc., Ameritech Inc., USAA Insurance, Duke Energy, Bell Sygma, The Sabre Group Inc., Payless ShoeSource Inc., Group 1 Software Europe Ltd. and AutoTester Inc., including follow-up projects at Duke Energy, Bell Sygma, Ameritech and Sabre.


In 1997, a new management team was brought into the Company to implement a turnaround plan based on further developing MigraTEC's proprietary "core" software technology and establishing the Company as a "technology partner" of large strategically positioned companies. Previously, the Company had placed an emphasis on large-scale migration projects, focusing on migrations from systems such as OS/2 to Windows and WindowsNT. Currently, however, MigraTEC is focused on further developing its proprietary technology to serve as the foundation for a "universal" migration software tool designed to facilitate the transition between numerous computer languages and operating platforms.


MigraTEC's proprietary technology is designed to automate a significant amount of the migration process by identifying critical code elements in the fields to be migrated, thereby automating a high percentage of the changes required. In June of 1998, the Company submitted a patent application covering the "core" portion of its proprietary software technology. The Company's new management group is committed to the further development and redesign of MigraTEC's proprietary software technology so that it may be sold or utilized by service organizations, third party resellers and distributors.

CURRENT PRODUCTS AND SERVICES

MIGRATEC2000

The first "product" to which the Company has applied its redesigned technology is MigraTEC2000, a Y2K software tool for client/server applications written in C and C++. The Y2K problem arises from the widespread use of computer programs which were programmed using two-digit year codes when calculating dates after December 31, 1999. Many "mission critical" programs do not presently have the ability to correctly interpret and apply date codes representing the year 2000 and later. "00" may be interpreted as the year 1900 instead of the year 2000 causing potentially massive information processing and reporting mistakes and the malfunction of systems which are controlled by date codes. Industries and software applications which may be particularly affected include those related to financial services, insurance, transportation, health care, billing, planning and scheduling, and represent billions of lines of code containing date-related instructions which will need to be checked and remediated. Failure to correct Y2K problems may result in significant portions of a company's business being inoperable.


Originally, the Y2K issue was thought to be a "mainframe only" problem. This was due primarily to the fact that most non-mainframe (client/server) programs had been written within the past ten years, and, thus, were thought to be Y2K compliant. However, in reality, a significant percentage of client/server programs are not Y2K compliant. In that most companies have just recently begun to recognize the potential for Y2K problems in the client/server area, they have a limited amount of time in which to bring their programs into compliance.


With rapid technological changes occurring in today's marketplace, such as the move to Windows and WindowsNT, the development of 64 bit processors, Y2K compliance issues, and the advent of the introduction of the European Monetary Unit, management believes that MigraTEC's proprietary software technology represents an attractive resource for companies seeking access to technology that will allow them to respond to these challenges. The Company's proprietary migration software technology, including MigraTEC2000, has attracted the interest of several service providers including Sun Microsystems, EDS, Keane Inc. and CGN & Associates, as well as other concerns interested in partnering opportunities. Recently, Deloitte & Touche, Keane Inc., Ernst & Young, EDS, and several smaller companies have completed evaluations of "MigraTEC2000," the Company's newly developed Y2K tool set. Each of these companies has indicated that MigraTEC2000 is superior to the other tools they have examined which were also designed for the remediation of client/server applications written in C and C++.


MigraTEC2000 has been designed so that it can be used: (1) by MigraTEC to provide a service for its business customers, (2) by individual businesses to correct their own client/server software applications, or (3) by other service providers for use in correcting the software applications of their customers.

The Company's MigraTEC2000 software product utilizes a unique parsing technology to perform the following: (1) an inventory of the current source code to ensure that all lines of code in the application are present for analysis and remediation, (2) an analysis of the code to ensure that all lines of code containing Y2K date related fields have been identified, and (3) an automated remediation of the code pursuant to parameters and instructions determined by the client. The patent application filed by the Company was related to the parsing technology incorporated into its MigraTEC2000 software product. Parsing technology, which management believes is superior to scanning technologies, is a technology that analyzes the structural relationships contained within computer program code. The superiority that parsing technology achieves is in the identification of not only the obvious names of program elements but also the numerous and subtle ways in which those elements interact with each other to produce secondary effects.


The Company believes that by concentrating on the further development of "strategic partnerships" with large technology companies and service providers, the Company can successfully leverage off of such partners' strategic market positions and growing customer bases.


NEW PRODUCTS AND MARKET STRATEGY

The Company believes that the parsing technology, for which a patent application has been filed, can be used as the nucleus for many "best of breed" software products. To maximize the opportunity that this "core" technology presents, the Company formulated and has begun to execute a plan that allows it to assess market opportunities and bring new products to market quickly at a relatively low cost. The key components of this plan have been:

     1. In April 1998 the Company retained Deloitte & Touche (D&T) to conduct an in-depth analysis of the Company's "core" technology and to recommend potential "best of breed" products that can be developed from the "core" technology. This analysis confirmed that MigraTEC has valuable technology from which many software products or "tools" can be developed. The D&T analysis further identified over a dozen market needs which can be addressed with further development of MigraTEC's "core" technology.

     2. In May 1998 the MigraTEC research team developed high-level project plans for seven of the potential products identified by D&T. The Company is currently in discussions with several large companies about possible joint ventures to develop the new products.


The Company believes that the further development of its technology will create the following revenue opportunities:

     1. Payments for further development of the Company's core technology pursuant to the specifications of "strategic partners."

     2. Royalties/revenue sharing produced from licensing the enhanced technology to "strategic partners."

     3. Revenues from software sales to "end user" customers.

     4. Revenues from expanded services opportunities.


Large companies such as Sun Microsystems, Oracle and EDS are seeking out smaller technology companies like MigraTEC to form development partnerships to address emerging market opportunities. MigraTEC is currently discussing co-development opportunities with these companies and anticipates that with its "core" technology there will be other opportunities for other strategic relationships.

The Company believes that its co-development opportunities will provide:
     1. "Partners" that can direct development efforts towards emerging markets.
     2. "Partners" with enormous sales and marketing resources and a vested interest in getting the end product into the market.
     3. Cash necessary to retain key development personnel.


RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of MigraTEC should be read in conjunction with the consolidated financial statements of MigraTEC included elsewhere herein.


Although the Company experienced significant losses for the six months ended June 30, 1998, and for both 1997 and 1996, management believes it is important to note the growing opportunity for MigraTEC to sell its automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as the increasing market demand for migration products and services. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase during the remainder of 1998, although no assurances can be given regarding such increase.


Management believes that the net loss posted for the six months ended June 30, 1998, was in part due to expenditures for reengineering the Company's business and shifting its strategic approach to exploiting its technology as a product offering as opposed to a service offering. The Company now has a new product line (MigraTEC2000) to sell and intends to introduce an additional migration product line in mid 1998. This leads management to believe that profitability can be achieved by the fourth quarter of 1998, although no assurances can be given regarding such increase.

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues

During the second quarter of 1998, the Company's sales revenues increased significantly to $315,411, compared to only $23,219 for the second quarter of 1997, primarily attributable to an adjustment made during the second quarter of 1997 to decrease revenues (which are recognized on the percentage of completion method based on estimated hours to complete) after a thorough evaluation of the status of the various projects resulted in an increased but more realistic estimation of the effort to complete, pushing out the project completion dates.

Operating Expenses

The Company's total operating expenses increased by approximately 28% to $1,330,455 during the second quarter of 1998, compared to $1,040,846 for the second quarter of 1997, resulting primarily from (1) increased labor costs resulting from expansion of the Company's software development, administrative, and sales and marketing staff, (2) increased expenditures for advertising and marketing, including public relations, and (3) costs relating to the Company's Year 2000 program in connection with the development and marketing of the Company's Year 2000 tool set. As a percentage of revenues, total operating expenses decreased to 422% for the second quarter of 1998, compared to 4,483% for the second quarter of 1997, primarily attributable to the increase in revenues as previously discussed.

Labor costs, including benefits and employee-related insurance, increased by approximately 30% to $740,615 compared to $571,492, for the six months ended June 30, 1998 and 1997, respectively, resulting primarily from expansion of the Company's software development, administrative, and sales and marketing staff. General and administrative expenses decreased to $66,327 from $142,600, primarily due to a lack of expenditures during the second quarter of 1998 for employee recruiting fees and moving expenses (related to relocating the Company's principal offices). Advertising and marketing increased to $43,811 from $4,665 primarily due to increased expenditures in the areas of advertising and marketing as well as public relations resulting from expansion of the Company's sales and marketing staff. Year 2000 program costs of $321,855 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set.

Other Income and Expenses

Interest income of $5,385 relates to the interest earned on cash balances invested by the Company in short term certificates of deposit. Interest expense (which includes loan origination fees) increased to $57,790 from $9,002, primarily due to (i) interest on the Senior Secured Promissory Notes, including the amortized portion of the related discount and (ii) interest and loan fees connected with obtaining short-term financing. Financing fees of $23,988 relate to the amortized portion of fees paid in 1997 to the placement agent in connection with the issuance of the Senior Secured Promissory Notes.

Income Taxes

The net operating loss incurred for the three months ended June 30, 1998, was approximately $840,000. Any net operating loss incurred for the year ended December 31, 1998, eligible to be carried forward to future years will expire in 2013.

Extraordinary Item

Forgiveness of debt of $251,094 relates to reductions in amounts due to various vendors through negotiation of terms.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues

During the first six months of 1998, the Company's sales revenues increased by approximately 9% to $774,440, compared to $712,061 for the first six months of 1997, primarily attributable to an adjustment made during the second quarter of 1997 to decrease revenues (which are recognized on the percentage of completion method based on estimated hours to complete) after a thorough evaluation of the status of the various projects resulted in an increased but more realistic estimation of the effort to complete, pushing out the project completion dates.

Operating Expenses

The Company's total operating expenses increased by approximately 24% to $2,925,555 during the first six months of 1998, compared to $2,363,274 for the first six months of 1997, resulting primarily from (1) increased labor costs resulting from expansion of the Company's software development, administrative, and sales and marketing staff, (2) increased expenditures for advertising and marketing, including public relations, (3) increased legal fees resulting from various litigation in which the Company was involved, and (4) costs relating to the Company's Year 2000 program in connection with the development and marketing of the Company's Year 2000 tool set. As a percentage of revenues, total operating expenses increased to 378% for the first six months of 1998, compared to 332% for the first six months of 1997, primarily attributable to the increase in operating expenses as previously discussed.

Labor costs, including benefits and employee-related insurance, increased by approximately 26% to $1,552,072 compared to $1,231,033, for the six months ended June 30, 1998 and 1997, respectively, resulting primarily from expansion of the Company's software development, administrative, and sales and marketing staff. General and administrative expenses decreased to $131,190 from $197,172, primarily due to a lack of expenditures during the second quarter of 1998 for employee recruiting fees and moving expenses (related to relocating the Company's principal offices). Advertising and marketing increased to $60,799 from $5,076 primarily due to increased expenditures in the areas of advertising and marketing as well as public relations resulting from expansion of the Company's sales and marketing staff. Legal and professional fees increased to $369,005 from $155,361, primarily due to increased legal costs resulting from various litigation in which the Company was involved. Year 2000 program costs of $637,629 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set.

Other Income and Expenses

Interest income of $5,530 relates to the interest earned on cash balances invested by the Company in short term certificates of deposit. Interest expense (which includes loan origination fees) increased to $161,168 from $25,989, primarily due to (i) interest on the Senior Secured Promissory Notes, including the amortized portion of the related discount, (ii) interest and loan fees connected with obtaining short-term financing, (iii) interest on shareholder loans, and (iv) finance charges assessed by trade creditors for late payment of accounts payable. Financing fees of $31,985 relate to the amortized portion of fees paid in 1997 to the placement agent in connection with the issuance of the Senior Secured Promissory Notes.

Income Taxes

The net operating loss incurred for the six months ended June 30, 1998, was approximately $2,085,000. Any net operating loss incurred for the year ended December 31, 1998, eligible to be carried forward to future years will expire in 2013.

Extraordinary Item

Forgiveness of debt of $256,344 relates to reductions in amounts due to various vendors through negotiation of terms.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $2,534,450 for the six months ended June 30, 1998, which resulted primarily from the net operating loss, offset primarily by the net change in assets and liabilities. This compares to net cash used by operating activities of $343,173 for six months ended June 30, 1997, which resulted primarily from the operating loss offset by the receipt of the income tax refund. At June 30, 1998, the Company had net working capital of $327,318, compared to a net working capital deficit of $1,563,162 at December 31, 1997, an increase of $1,890,480 for the six months then ended.

At June 30, 1998, the Company had a total of $249,616 in outstanding accounts receivable ($249,616 billed and $0 unbilled, both net of $0 allowance for doubtful accounts), all of which is considered fully collectible.

At June 30, 1998, the Company's outstanding debt obligations included (i) $1,087,131 in Senior Secured Promissory Notes (net of $25,369 unamortized discount) and (ii) $1,356 in advances from a shareholder.

During the first six months of 1998, the Company funded its operations primarily from the collection of $4,536,750 in connection with the issuance of common stock, from the receipt of $781,500 in proceeds from short-term loans from a bank and various outside investment groups, and from the collection of accounts receivable outstanding and the receipt of sales revenues and customer deposits totaling $746,489.

The Company continues to actively work with trade creditors to negotiate settlements regarding outstanding accounts payable on terms favorable to the Company. As of the filing of this report, the Company has been successful in settling $503,018 in outstanding accounts payable for approximately $246,000, thereby saving the Company just over $256,000. In addition to the aforementioned settlements, subsequent to June 30, 1998, the Company has further reduced its debt by paying, and thereby reducing, outstanding accounts payable of approximately $73,000.

To continue to fund its operations for 1998, the Company successfully commenced two private offerings in March 1998 which, in the opinion of management, yielded gross proceeds to the Company sufficient to fund operations until such time that product revenues begin to ramp up. While much remains to be accomplished, the Company has made significant progress towards stabilization. While the success of the Company will in part depend upon its ability to market and sell its products and services, management believes that the recent implementation of its plan to shift the Company's strategic approach to exploiting its technology through strategic relationships, should move the Company forward with a focus on achieving profitability by the end of 1998. The anticipated increase in revenues coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999. However, there can be no assurance that the Company will generate an increase in revenues or earnings, or achieve improved operating performance or results.

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



               Note: Basic and diluted calculations are the same.

                                   SIGNATURES


Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      MIGRATEC, INC.
                                                      (Registrant)



                                        BY: /s/ W. CURTIS OVERSTREET
                                            -----------------------------------
                                            W. Curtis Overstreet, President and
                                            Principal Executive Officer

  Dated: August 19, 1998
        -----------------

                                        BY: /s/ MARK C. MYERS
                                           ------------------------------------
                                           Mark C. Myers, Principal Financial
                                           Officer

  Dated: August 19, 1998
        -----------------

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------

   (11)                  Statement of Computation of Per Share Earnings.

   (27)                  Financial Data Schedule