Form 10QSB
period 1998-09-30
MIGRATEC INC
filed 1998-11-23
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 1998, the issuer had 44,553,705 shares of common stock, no par value, outstanding.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Balance Sheets at September 30, 1998 (unaudited), and December 31, 1997

     Statements of Operations for the three months and nine months ended
              September 30, 1998 and 1997 (unaudited)

     Statements of Stockholders' Equity (Deficit) for the nine months ended
              September 30, 1998 and 1997 (unaudited)

     Statements of Cash Flows for the nine months ended
              September 30, 1998 and 1997 (unaudited)

     Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Overview:  Introduction, Background and Product Strategy

     Results of Operations:
              Comparison of the Three Months Ended September 30, 1998 and 1997 Comparison of the Nine Months Ended September 30, 1998 and 1997

     Liquidity and Capital Resources

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              (11)     A Statement of Computations of Per Share Earnings
              (27.1)   Financial Data Schedule

     (b)      Reports on Form 8-K
              none

SIGNATURES

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                           Consolidated Balance Sheets
                    September 30, 1998, and December 31, 1997

                                                                                     (Unaudited)       (Audited)
                                 ASSETS                                                09/30/98         12/31/97
                                                                                     -----------      -----------
CURRENT ASSETS
     Cash                                                                            $   306,998      $     4,076
     Accounts receivable, net of allowance for doubtful
          accounts of $0 and $123,720, respectively                                      231,131          394,755
     Shareholder advance                                                                   3,766            3,766
     Restricted cash                                                                          --           28,150
     Deferred tax asset                                                                    9,024            9,024
     Other current assets                                                                 12,086           16,600
                                                                                     -----------      -----------
          Total current assets                                                           563,005          456,371

PROPERTY AND EQUIPMENT, NET                                                              299,605          452,555

OTHER ASSETS
     Financing fees                                                                       53,405          101,382
     Other assets                                                                         21,548           21,548
                                                                                     -----------      -----------
          Total other assets                                                              74,953          122,930
                                                                                     -----------      -----------
          Total Assets                                                               $   937,563      $ 1,031,856
                                                                                     ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Cash overdraft                                                                  $        --      $   112,963
     Notes payable                                                                            --          275,000
     Transfer liability                                                                       --          187,500
     Accounts payable                                                                    265,333          779,904
     Accrued expenses                                                                    247,178          404,258
     Obligation under capital lease                                                       19,453           25,267
     Customer deposits in excess of unbilled receivables                                      --          171,365
     Shareholder advances                                                                     --           63,276
                                                                                     -----------      -----------
          Total current liabilities                                                      531,964        2,019,533


LONG-TERM LIABILITIES
     Long-term portion of notes payable, net of discount of $40,041 and
          $76,077, respectively                                                        1,072,459        1,036,423
     Long-term portion of obligation under capital lease                                  27,081           41,388
     Deferred tax liability                                                                9,024            9,024
                                                                                     -----------      -----------
          Total long-term liabilities                                                  1,108,564        1,086,835


MINORITY INTEREST                                                                         (3,752)          (3,752)


COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000
     SHARES AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
     NONE ISSUED OR OUTSTANDING                                                               --               --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; no par value; 200,000,000 shares authorized; 54,808,608 and
          30,199,154 shares issued at September 30, 1998, and December 31, 1997,
          respectively                                                                 7,072,628        2,197,640

     Additional paid-in capital                                                          796,263          796,263

     Treasury stock, at cost (10,254,903 and 854,903 shares, respectively)            (1,808,629)      (1,068,629)

     Retained earnings (accumulated deficit)                                          (6,759,475)      (3,996,034)
                                                                                     -----------      -----------
          Total stockholders' equity (deficit)                                          (699,213)      (2,070,760)
                                                                                     -----------      -----------


          Total Liabilities and Stockholders' Equity (Deficit)                       $   937,563      $ 1,031,856
                                                                                     ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                             Three Months Ended           Nine Months Ended
                                                            1998           1997           1998            1997
                                                       --------------- -------------- -------------- ---------------

REVENUES                                            $    290,882      $    646,601      $  1,065,322      $  1,358,662

COSTS AND EXPENSES
     Salaries and benefits                               327,685           575,797         1,406,320         1,617,539
     Contract labor                                       62,288           281,824           535,725           471,115
     General and administrative                           82,546           119,893           213,736           317,065
     Advertising and marketing                            26,325           (19,864)           87,104           (14,788)
     Travel                                                4,635            (6,019)           16,090            12,772
     Rent                                                 31,950            32,400            95,850            84,333
     Depreciation and amortization                        48,000            41,638           145,800           155,192
     Legal and professional fees                          18,384            64,802           387,389           220,163
     Year 2000 program costs                             338,378                --           976,007                --
     Bad debt expense                                         --                --             1,725           123,720
     Loss on release of assets                                --                --                --           284,573
     Provision for contract losses                            --             5,800                --           187,861
                                                    ------------      ------------      ------------      ------------
          Total operating expenses                       940,191         1,096,271         3,865,746         3,459,545
                                                    ------------      ------------      ------------      ------------

     Loss from operations                               (649,309)         (449,670)       (2,800,424)       (2,100,883)


OTHER INCOME (EXPENSE)
     Interest income                                       3,238               340             8,768             1,081
     Gain (loss) on sale of assets                            --                --            (2,950)              892
     Interest expense                                    (16,034)          (45,824)         (177,202)          (71,813)
     Financing fees                                      (15,992)           (5,319)          (47,977)          (73,569)
                                                    ------------      ------------      ------------      ------------
          Total other income (expense)                   (28,788)          (50,803)         (219,361)         (143,409)


     Minority interest in (income) loss of
          consolidated subsidiary                             --                --                --             9,384
                                                    ------------      ------------      ------------      ------------

     Loss before income taxes and
          extraordinary item                            (678,097)         (500,473)       (3,019,785)       (2,234,908)

     Provision for income tax expense (benefit)               --                --                --            23,182
                                                    ------------      ------------      ------------      ------------

     Net loss before extraordinary item                 (678,097)         (500,473)       (3,019,785)       (2,258,090)

     Extraordinary income from forgiveness
          of debt (net of income taxes of $0)                 --                --           256,344                --
                                                    ------------      ------------      ------------      ------------

     Net loss                                       $   (678,097)     $   (500,473)     $ (2,763,441)     $ (2,258,090)
                                                    ============      ============      ============      ============

Loss before extraordinary
     item per common share                          $     (0.016)     $     (0.018)     $     (0.078)     $     (0.086)
                                                    ============      ============      ============      ============
Extraordinary income per common share               $         --      $         --      $      0.007      $         --
                                                    ============      ============      ============      ============
Net loss per common share (basic and diluted)       $     (0.016)     $     (0.018)     $     (0.071)     $     (0.086)
                                                    ============      ============      ============      ============

Weighted average common shares and common
     equivalents outstanding                          43,313,080        27,470,512        38,757,699        26,182,304
                                                    ============      ============      ============      ============



The accompanying notes are an integral part of these financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                            Common       Common      Preferred    Preferred
                                             Stock        Stock        Stock        Stock      Treasury
                                            Issued       Amount       Issued       Amount        Stock
                                           ----------  -----------  -----------  -----------  -----------

Balance at January 1, 1997                 18,002,253  $ 1,166,960           --  $        --     (854,903)


Issuance of stock to employees under the
     Employee Stock Purchase Plan for          13,367        5,080           --           --           --
cash

Issuance of stock in connection with the
     conversion of debentures              10,291,534      525,000           --           --           --

Issuance of stock in connection with the
     exercise of warrants for cash             60,000          600           --           --           --

Net loss                                           --           --           --           --           --
                                           ----------  -----------  -----------  -----------  -----------

Balance at September 30, 1997              28,367,154  $ 1,697,640           --  $        --     (854,903)
                                           ==========  ===========  ===========  ===========  ===========



Balance at January 1, 1998                 30,199,154  $ 2,197,640           --  $        --     (854,903)

Issuance of stock in connection with the
     exercise of warrants for cash             22,500          225           --           --           --

Issuance of stock in connection with
private offerings for cash                 24,165,000    4,833,000           --           --           --

Treasury stock received in exchange for
cash                                               --           --           --           --   (9,400,000)

Issuance of stock for services rendered       390,494       30,738           --           --           --

Issuance of stock in connection with the
     exercise of options for cash              31,500       11,025           --           --           --

Net loss                                           --           --           --           --           --
                                           ----------  -----------  -----------  -----------  -----------

Balance at September 30, 1998              54,808,608  $ 7,072,628           --  $        --  (10,254,903)
                                           ==========  ===========  ===========  ===========  ===========

                                                                        Retained
                                             Treasury    Additional     Earnings
                                               Stock       Paid-in    (Accumulated
                                              Amount       Capital      Deficit)        Total
                                            -----------  -----------  ------------  -----------

Balance at January 1, 1997                  $(1,068,629) $   712,186  $ (1,478,428) $  (667,911)


Issuance of stock to employees under the
     Employee Stock Purchase Plan for                --           --            --        5,080
cash

Issuance of stock in connection with the
     conversion of debentures                        --           --            --      525,000

Issuance of stock in connection with the
     exercise of warrants for cash                   --           --            --          600

Net loss                                             --           --    (2,258,090)  (2,258,090)
                                            -----------  -----------  ------------  -----------

Balance at September 30, 1997               $(1,068,629) $   712,186  $ (3,736,518) $(2,395,321)
                                            ===========  ===========  ============  ===========



Balance at January 1, 1998                  $(1,068,629) $   796,263  $ (3,996,034) $(2,070,760)

Issuance of stock in connection with the
     exercise of warrants for cash                   --           --            --          225

Issuance of stock in connection with
private offerings for cash                           --           --            --    4,833,000

Treasury stock received in exchange for
cash                                           (740,000)          --            --     (740,000)

Issuance of stock for services rendered              --           --            --       30,738

Issuance of stock in connection with the
     exercise of options for cash                    --           --            --       11,025

Net loss                                             --           --    (2,763,441)  (2,763,441)
                                            -----------  -----------  ------------  -----------

Balance at September 30, 1998               $(1,808,629) $   796,263  $ (6,759,475) $  (699,213)
                                            ===========  ===========  ============  ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                     1998                  1997
                                                                                ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (2,763,441)     $    (2,258,090)

   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                                     145,800              155,192
      Gain (loss) on sale of assets                                                       2,950                 (892)
      Loss on release of assets                                                              --              284,573
      Assets given in lieu of wages                                                          --               14,233
      Bad debt expense                                                                    1,725              123,720
      Financing fees                                                                     47,977               68,250
      Amortization of discount                                                               --               36,036
      Common stock issued for services                                                       --               30,738
      Minority interest                                                                      --               (9,384)
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                     161,899             (248,318)
         Decrease in unbilled revenue                                                        --              203,070
         Decrease in income tax refund receivable                                            --              507,733
         Decrease in restricted cash                                                         --               28,150
         (Increase) decrease in other current assets                                      4,514               (4,135)
         Increase in other assets                                                            --             (109,667)
         Increase (decrease) in accounts payable                                       (514,571)             333,766
         Increase (decrease) in accrued expenses                                       (157,080)             234,800
         Decrease in customer deposits in excess of unbilled receivables               (171,365)            (414,620)
                                                                                ---------------      ---------------
      Total adjustments                                                                (383,227)           1,138,321
                                                                                ---------------      ---------------
      Net cash used by operating activities                                          (3,146,668)          (1,119,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Financing fees                                                                            --              (12,096)

   Sales of property and equipment                                                        4,200                8,200
                                                                                ---------------      ---------------
      Net cash provided (used) in investing activities                                    4,200               (3,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in cash overdraft                                                                --             (112,963)
   Proceeds from notes payable                                                          704,000              500,000
   Proceeds from transfer of accounts receivable with recourse                               --               77,500
   Proceeds from other debt financing                                                        --              812,500
   Proceeds from issuance of common stock                                             4,844,250                5,680
   Payments under obligations of capital lease                                               --              (20,121)
   Repayment of shareholder advances                                                    (63,276)              (3,363)
   Repayment of notes payable                                                          (979,000)            (300,000)
   Repayment of transfer liability                                                           --             (265,000)
   Purchase of treasury stock                                                                --             (740,000)
                                                                                ---------------      ---------------
      Net cash provided in financing activities                                       3,445,390            1,014,817
                                                                                ---------------      ---------------
      Net increase (decrease) in cash                                                   302,922             (108,848)

Cash - beginning                                                                          4,076               36,939
                                                                                ---------------      ---------------
Cash - ending                                                                   $       306,998     $        (71,909)
                                                                                ===============      ===============
SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                             $       176,267     $         20,655
                                                                                ===============     ================
      Income taxes paid                                                         $            --     $             --
                                                                                ===============     ================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of stock in connection with the conversion of debentures         $            --     $        525,000
                                                                                ===============     ================
      Equipment obtained under capital lease                                    $            --     $        101,379
                                                                                ===============     ================
      Issuance of stock for services rendered                                   $        30,738     $             --
                                                                                ===============     ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by MigraTEC, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 1998, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, including the accompanying notes. The results of operations for the interim period shown are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.


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


NOTE 3.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations of $3,019,785 for the nine months ended September 30, 1998. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on its ability to effectively penetrate the market for software migration services, related products, and Year 2000 software products and services. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient sales revenues in the near term, the Company will be unable to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
                          (Formerly One Up Corporation)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998
                                   (Unaudited)


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


NOTE 4.  STOCKHOLDERS' EQUITY (DEFICIT) AND STOCK OPTIONS

Pursuant to the 1997 Stock Option Plan ("1997 Plan"), during the third quarter of 1998, the Company has granted stock options to 20 employees to purchase an aggregate of 462,192 shares of the Company's common stock. The options expire August 31, 2003, vest over a four year period and are exercisable at a per share price of $0.23. The options under the 1997 Plan are all considered compensatory.

During September 1998, the Company issued 1,537,500 shares of its Common Stock to 14 individual investors at $0.20 per share under terms of a private offering for total net cash proceeds of $307,500. In a related transaction, the Company granted warrants to purchase an aggregate of 1,000,000 shares of its Common Stock at $0.10 per share. The warrants expire September 9, 2001.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                      3RD QUARTER ENDED SEPTEMBER 30, 1998

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

MigraTEC, Inc. (formerly known as One Up Corporation) (the "Company" or "MigraTEC"), was incorporated in 1991. The initial focus of the business was to provide contract computer programming education services. Subsequently, several software products were developed and sold, and the Company further diversified into consulting services and providing assistance to clients wishing to migrate or convert their software from the Windows operating system to the IBM OS/2 platform. Identifying the need to automate the migration process, the Company developed its first set of software tools for that purpose, and licensed the technology to IBM in 1993. The IBM software license generated virtually all of the Company's revenues for the next three years, during which the Company continued to enhance and further automate its migration technology.

GENERAL

MigraTEC, Inc. (the "Company" or "MigraTEC") is a provider of software products and services which address both the Year 2000 ("Y2K") challenge and the need for companies to migrate existing software applications to new and more efficient hardware and software platforms.

Migration is the process of making all changes necessary to move an organization's current software applications from an existing operating system to a new target operating system in order to utilize advancing technology and meet changing business requirements. Migration allows companies to retain the functionality and business processes which have been developed in their existing software applications while gaining the efficiencies which result from moving the software applications to more advanced technology platforms. Migration avoids the business interruption, retraining and re-engineering problems created when a software application is totally replaced. Thus, migration not only extends the productive life of existing software applications, which have already been developed at significant cost, but also preserves the business logic and consistency of the existing software application, ensuring continued ease of ongoing maintenance of the software.

MigraTEC's software technology has been utilized in over 400 migration projects, facilitated either directly by the Company or through a license of previous technology of the Company to IBM. Successful migration projects performed by the Company include Caterpillar Inc., Ameritech Inc., USAA Insurance, Duke Energy, Bell Sygma, The Sabre Group Inc., Payless ShoeSource Inc., Group 1 Software Europe Ltd. and AutoTester Inc., including follow-up projects at Duke Energy, Bell Sygma, Ameritech Inc. and The Sabre Group Inc.

In order to facilitate the Company's transition from its prior dependency on the revenues generated from the IBM software license, a new management team was brought into the Company in 1997 to implement a turnaround plan based on further developing MigraTEC's proprietary "core" software technology and establishing the Company as a "technology partner" of large strategically positioned companies. Currently, MigraTEC is focused on further developing its proprietary technology to serve as the foundation for an advanced "universal migration" software tool designed to facilitate the transition between numerous computer languages and operating platforms. The Company intends to utilize the enhanced technology to facilitate its provision of migration services and to generate additional revenues through the licensing of the technology to large computer products and services organizations.

MARKET OVERVIEW AND STRATEGY

With rapid technological changes occurring in today's marketplace, such as the move to the Internet, Windows and WindowsNT, the development of 64 bit processors, Y2K compliance issues, and the advent of the introduction of the European Monetary Unit, management believes that MigraTEC's proprietary software technology represents an attractive resource for companies seeking access to technology that will allow them to respond to these challenges and market opportunities.

The Company believes that the parsing technology, for which it filed a patent application in June of 1998, can be used as the nucleus for many "best of breed" software products. To maximize the opportunity that this "core" technology presents, the Company formulated and has begun to execute a plan that allows it to assess market opportunities and bring new products to market quickly at a relatively low cost. The key steps to implement this plan have been:

    o In April 1998 the Company retained Deloitte & Touche (D&T) to conduct an in-depth analysis of the Company's "core" technology and to recommend potential "best of breed" products that can be developed from the "core" technology. This analysis confirmed that MigraTEC has valuable technology from which many software products or "tools" can be developed. The D&T analysis further identified over a dozen strategic market needs which can be addressed with further development of MigraTEC's "core" technology.

    o In May 1998 the MigraTEC research team developed high-level project plans for seven of the potential products identified by D&T.

    o The Company is currently in discussions with several large companies about possible joint ventures to develop the new products.

The Company believes that the further development of its technology will create the following revenue opportunities:

    o Funding for enhancing the Company's core technology pursuant to the specifications of "strategic partners."

    o Royalties/revenue sharing produced from licensing the enhanced technology to "strategic partners."

    o    Revenues from software sales to "end user" customers.

    o    Revenues from expanded services offerings provided by the Company.

Larger companies such as Sun Microsystems, Oracle, IBM and EDS are seeking out smaller technology companies like MigraTEC to form development partnerships to address emerging market opportunities. MigraTEC is currently discussing co-development opportunities with these companies and anticipates that with its "core" technology there will be other opportunities for strategic relationships.

The Company has recently signed a five-year agreement with EDS which licenses MigraTEC's Y2K software to EDS and guarantees EDS access to future software products developed by the Company. Under the terms of the agreement, MigraTEC will be paid an amount per line of code that EDS processes through EDS's Y2K "factory" using the MigraTEC2000 software tool.

The Company believes that its strategic "partnering" and co-development strategy will provide:

    o "Partners" that can direct development efforts towards emerging markets.

    o "Partners" with extensive sales and marketing resources and a vested interest in getting the end product into the market.

    o    Cash necessary to retain key development personnel.

The Company believes that by concentrating on the further development of "strategic partnerships" with large technology companies and service providers, the Company can substantially benefit from such partners' strategic market positions and growing customer bases.

PRODUCTS AND SERVICES

OVERVIEW

MigraTEC's proprietary technology is designed to automate a significant amount of the migration process by identifying critical code elements in the software to be migrated, thereby automating a high percentage of the changes required. In June of 1998, the Company submitted a patent application covering the "core" portion of its proprietary software technology.

The Company is designing its software products so they can be used:

    o by MigraTEC to provide a variety of services for its business customers,

    o by individual businesses to correct or migrate their own client/server software applications, or

    o by other services and/or systems integrators in order to facilitate their delivery of solutions and/or hardware to their customers.

MIGRATEC2000

The first "product" to which the Company has applied its enhanced technology is MigraTEC2000, a Y2K software tool to remediate Y2K problems for client/server applications. The Company's MigraTEC2000 software product utilizes a parsing technology to perform the following: (1) an inventory of the current source code to ensure that all lines of code in the application are present for analysis and remediation, (2) an analysis of the code to ensure that all lines of code containing Y2K date related fields have been identified, and (3) an automated remediation of the code pursuant to parameters and instructions determined by the client. The patent application filed by the Company was related to the parsing technology incorporated into its MigraTEC2000 software product. Parsing technology, which management believes is superior to scanning technologies, is a technology that analyzes the structural relationships contained within computer program code. The superiority that parsing technology achieves is in the identification of not only the obvious names of program elements but also the numerous and subtle ways in which those elements interact with each other to produce secondary effects.

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

Originally, the Y2K issue was thought to be a "mainframe only" problem. This was due primarily to the fact that most non-mainframe (client/server) programs had been written within the past ten years, and, thus, were thought to be Y2K compliant. However, in reality, a significant percentage of client/server programs are not Y2K compliant. Since most companies have just recently begun to recognize the potential for Y2K problems in the client/server area, they have a limited amount of time in which to bring their programs into compliance.

The Company's MigraTEC2000 software and proprietary migration software technology have attracted the interest of several service providers including IBM, Sun Microsystems, EDS, and Reasoning Inc., as well as others interested in partnering opportunities. During 1998, EDS, Keane Inc., Ernst & Young, and Reasoning Inc. have evaluated "MigraTEC2000," the Company's Y2K tool. Each of these companies indicated that MigraTEc2000 is a high-quality tool designed for the remediation of client/server applications written in C and C++. The Company has entered into agreements with EDS and Reasoning Inc. involving the use of MigraTEC2000 and the Company anticipates a growing volume of relationships involving MigraTEC's software.

"UNIVERSAL" MIGRATION TOOL

The Company is currently working on the development of a migration work bench which is a "universal migration" software tool which will incorporate the "core" technology already developed by the Company. This software tool is being designed to further automate the migration of a customer's software from a wide variety of existing operating system platforms to a wide variety of target operating system which should significantly decrease the time and cost of the migration project. This should remove the major obstacles facing most companies when making a decision with regard to upgrading their operating systems or software applications.

The Company believes that the value of a migration work bench to a computer hardware vendor would be immense in facilitating a "buy decision" by greatly reducing the customer's total upgrade and migration process. The Company also believes that a migration work bench would be extremely valuable to service providers and systems integrators in reducing their costs and time requirements involved in performing an upgrade or migration project. The Company believes that there is significant potential for entering into strategic relationships with hardware vendors, service providers and systems integrators under which the Company can generate revenues through licensing agreements and or provisions of services utilizing the migration work bench. The Company is currently in discussions with such entities regarding the structuring of strategic relationships involving the Company's technology.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of MigraTEC should be read in conjunction with the consolidated financial statements of MigraTEC included elsewhere herein.

Although the Company experienced significant losses for the nine months ended September 30, 1998, and for 1997, management believes it is important to note the growing opportunity for MigraTEC to sell its automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as the increasing market demand for migration products and services. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase during the remainder of 1998, although no assurances can be given regarding such increase.

Management believes that the net loss posted for the nine months ended September 30, 1998, was in part due to continued expenditures for reengineering the Company's business and shifting its strategic approach to exploiting its technology through strategic partnerships. In mid-1998, the Company introduced its new Y2K tool, MigraTEC2000, and intends to introduce an additional migration service in January 1999. This leads management to believe that the Company can achieve profitability for the three month period ended December 31, 1998, although no assurances can be given regarding such improvement.

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

During the third quarter of 1998, the Company's sales revenues decreased to $290,882, compared to $646,601 for the third quarter of 1997. This decrease was primarily attributable to the Company focusing its efforts on exploiting its technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $226,300 during the third quarter of 1998. Service revenue from non-related MigraTEC2000 products and services was $64,582 and $646,601 for the three months ended September 30, 1998 and 1997, respectively.

Operating Expenses

The Company's total operating expenses decreased by approximately 14% to $940,191 during the third quarter of 1998, compared to $1,096,271 for the third quarter of 1997. Labor costs decreased by approximately 55% to $389,973 compared to $857,621, for the three months ended September 30, 1998 and 1997, respectively. This decrease primarily resulted from a reduction in the labor force during the second and third quarters of 1998. General and administrative expenses decreased to $82,546 from $119,893 primarily resulting from decreased expenditures during the third quarter of 1998 for employee recruiting fees and moving expenses (related to relocating the Company's principal offices in 1997) as well as a significant reduction in property taxes resulting from the Company's relocation. Legal and professional fees decreased to $18,384 from $64,802. This decrease was primarily due to reduced managerial and financial consulting fees. The decrease in labor costs was offset by a majority of the expenditures for the Year 2000 program (which are comprised of primarily labor costs). Year 2000 program costs of $338,378 incurred in the third quarter of 1998 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set. No such costs were incurred in the corresponding period in 1997. As a percentage of revenues, total operating expenses increased to 323% for the third quarter of 1998, compared to 170% for the third quarter of 1997, primarily attributable to the decrease in revenues as previously discussed.

Other Income and Expenses

The Company recognized interest income of $3,238 relates to the interest earned on cash balances invested in short term certificates of deposit. Interest expense (which includes loan origination fees) decreased to $16,034 from $45,824. This decrease was primarily due to (i) principal reduction of the Senior Secured Promissory Notes and (ii) lower interest and loan fees connected with the reduction in principal of short-term financing. Also, the Company incurred financing fees of $15,992 relate to the amortized portion of fees paid in 1997 in connection with the issuance of the Senior Secured Promissory Notes.

For the three months ended September 30, 1998, MigraTEC incurred a net loss of $678,097, or $0.02 per share, as compared with a net loss of $500,473, or $0.02 per share, for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

During the first nine months of 1998, the Company's sales revenues decreased by approximately 22% to $1,065,322, compared to $1,358,662 for the same nine month period of 1997. This decrease was primarily attributable to the Company focusing its efforts on exploiting its technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $226,300 during the first nine months of 1998. Service revenue from non-related MigraTEC2000 products and services was $839,022 and $1,358,662 for the nine months ended September 30, 1998 and 1997, respectively.

Operating Expenses

The Company's total operating expenses increased by approximately 12% to $3,865,746 during the first nine months of 1998, compared to $3,459,545 for the first nine months of 1997. Labor costs decreased by approximately 7% to $1,942,045 compared to $2,088,654, for the nine months ended September 30, 1998 and 1997, respectively. This decrease primarily resulted from a reduction in the labor force during the second and third quarters of 1998. General and administrative expenses decreased to $213,736 from $317,065, primarily resulting from decreased expenditures during the second and third quarters of 1998 for employee recruiting fees and moving expenses (related to relocating the Company's principal offices in 1997). Legal and professional fees increased to $387,389 from $220,163, primarily due to increased legal costs resulting from various litigation in which the Company was involved. The decrease in labor costs was offset by a majority of the expenditures for the Year 2000 program (which are comprised primarily of labor costs). Year 2000 program costs of $976,007 incurred in the first nine months of 1998 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set. No such costs were incurred in 1997. As a percentage of revenues, total operating expenses increased to 363% for the first nine months of 1998, compared to 255% for the first nine months of 1997, primarily attributable to the decrease in revenues and increase in operating expenses as previously discussed.

Other Income and Expenses

The Company recognized interest income of $8,768 relates to the interest earned on cash balances invested in short term certificates of deposit. Interest expense (which includes loan origination fees) increased to $177,202 from $71,813. This increase was primarily due to (i) principal reduction of the Senior Secured Promissory Notes, (ii) higher interest and loan fees connected with obtaining short-term financing, (iii) interest on shareholder loans, and
(iv) finance charges assessed by trade creditors for late payment of accounts payable. Also, the Company incurred financing fees of $47,977 relate to the amortized portion of fees paid in 1997 in connection with the issuance of the Senior Secured Promissory Notes.

Income Taxes

As a result of operating losses for 1998 and 1997, the Company has not had a federal income tax obligation. At December 31, 1997, the Company had a total net operating loss of approximately $3,400,000. The net operating loss carryover generated for the year ended December 31, 1997, will expire in 2012.

Extraordinary Item

The Company recognized a gain of $256,344 related to the forgiveness of debt. This gain relates to reductions in amounts due to various vendors through renegotiation of terms.

For the nine months ended September 30, 1998, MigraTEC incurred a net loss of $2,763,441 or $0.07 per share, as compared with a net loss of $2,258,090 or $0.09 per share, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $3,146,668 for the nine months ended September 30, 1998, which resulted from the net operating loss, offset primarily by a net decrease of $648,453 in assets and liabilities. The decreases in accounts payable and accrued expenses were funded from operations (principally from the collection of $1,051,620 in outstanding accounts receivable relating to sales revenues) and cash provided in financing activities. This compares to net cash used by operating activities of $1,119,769 for nine months ended September 30, 1997, which resulted primarily from the operating loss offset by the receipt of the income tax refund.

At September 30, 1998, the Company had net working capital of $31,041, compared to a net working capital deficit of $1,563,162 at December 31, 1997, an increase in net working capital of $1,594,203 for the nine months then ended, due primarily to the reduction of accounts payable, accrued expenses and short term debt.

At September 30, 1998, the Company had cash of $306,998 and $231,131 in outstanding accounts receivable, all of which is considered fully collectible.

At September 30, 1998, the Company's outstanding debt obligations included $1,072,459 in Senior Secured Promissory Notes (net of $40,041 unamortized discount).

During the first nine months of 1998, the Company received proceeds of $3,445,390 from financing activities. The Company collected (1) $4,844,250 in connection with the issuance of common stock, and (2) $781,500 in proceeds from short-term loans from a bank and various outside investment groups. The cash proceeds were offset by (1) $740,000 paid for the purchase of 9,400,000 shares of treasury stock and (2) $1,327,397 expended for the repayment of principal of short-term loans from a bank and various outside investment groups, shareholder advances and obligations under capital lease.

The Company continues to actively work with trade creditors to negotiate settlements regarding outstanding accounts payable on terms favorable to the Company. As of the filing of this report, the Company has been successful in settling $503,882 in outstanding accounts payable for approximately $247,000, thereby saving the Company just over $250,000. In addition to the aforementioned settlements, subsequent to September 30, 1998, the Company has further reduced its debt by paying, and thereby reducing, outstanding accounts payable of approximately $74,000.

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



                                                MIGRATEC, INC.
                                                 (Registrant)



                                 BY:   /s/ W. CURTIS OVERSTREET
                                    ------------------------------------------
                                       W. Curtis Overstreet, President and
                                       Principal Executive Officer

Dated:   /s/ 11/23/98
      ------------------


                                 BY:   /s/ MARK C. MYERS
                                    ------------------------------------------
                                       Mark C. Myers, Principal Financial
                                       Officer

Dated:   /s/ 11/23/98
      ------------------

                                 EXHIBIT INDEX


                  (11)     A Statement of Computations of Per Share Earnings
                  (27.1)   Financial Data Schedule