Form 10KSB
period 1998-12-31
MIGRATEC INC
filed 1999-05-12
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998

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

Securities registered under Section 12(b) of the Exchange Act: None

        Title of Each Class                         Name of Each Exchange on Which
        to be so Registered                         Each Class is to be Registered
  ------------------------------                    ------------------------------

  ------------------------------                    ------------------------------

  ------------------------------                    ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock (no par value)
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $1,454,150

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         Common Stock, no par value ("Common Stock") was the only class of voting stock of the Company outstanding on April 28, 1999. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc., OTC Bulletin Board as reported on April 28, 1999 ($0.3438), the aggregate market value of the 43,222,122 shares of Common Stock held by persons other than officers, directors and persons known to the Company to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $14,859,766. By the foregoing statements, the Company does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Company or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 28, 1999, the issuer had 47,428,576 shares of Common Stock, no par value, outstanding.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC., AND ITS SUBSIDIARY (COLLECTIVELY, THE "COMPANY"), MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD- LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE."


INTRODUCTION

MigraTEC, Inc., was organized under the laws of the state of Florida on February 24, 1989. MigraTEC, Inc., was a development stage enterprise until it acquired a privately-owned, Texas-based company on February 29, 1996. At that time, MigraTEC, Inc. ("MigraTEC") (then a privately-held Texas corporation) entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly-held "shell" Florida corporation. MigraTEC became a wholly- owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of MigraTEC. The name New York Acquisitions, Inc., was amended to One Up Corporation and then subsequently to MigraTEC, Inc. For accounting purposes, the reorganization of MigraTEC and the public company is regarded as an acquisition by the public company of all of the outstanding stock of MigraTEC, and is accounted for as a recapitalization of the public company with MIGRATEC as the acquirer (a reverse acquisition).

MigraTEC, Inc. (the "Company" or "MigraTEC"), was incorporated in 1991. The initial focus of the business was to provide contract computer programming education services. Subsequently, several software products were developed and sold, and the Company further diversified into consulting services and providing assistance to clients wishing to migrate or convert their software from the Windows operating system to the IBM OS/2 platform. Identifying the need to automate the migration process, the Company developed its first set of software tools for that purpose, and licensed the technology to IBM in 1993. The IBM software license generated virtually all of the Company's revenues for the next three years, during which the Company continued to enhance and further automate its migration technology.

GENERAL

With the ongoing rapid development and availability of ever-advancing technology, the process of companies continually seeking ways to upgrade their information processing systems is taking place at an accelerating pace.

MigraTEC is a developer and provider of software technology and services which automate the upgrade or "migration" process helping companies move their existing software applications to new and more advanced hardware and software platforms and which address the Year 2000 ("Y2K") challenge.

Ordinarily, the upgrade or migration process is a manual, time-consuming and costly process. Migration avoids the business interruption, retraining and reengineering problems created when a software application is totally replaced. Thus, migration not only extends the productive life of existing software applications, which have already been developed at significant cost, but also preserves the functionality, business logic and consistency of the existing software application, ensuring continued ease of ongoing maintenance of the software.

MigraTEC's automated software "tools" can significantly decrease the time, effort and cost of an upgrade or migration project. The Company believes that the productivity of its software tools will produce a growing revenue stream for the Company, principally produced from licensing of the tools to large technology service organizations for use in delivering services to their own customers.

BACKGROUND

MigraTEC's software technology has been utilized in over 400 migration projects, facilitated either directly by the Company or through a license of previous technology of the Company to IBM. Successful migration projects performed by the Company include Caterpillar Inc., Ameritech Inc., USAA Insurance, Duke Energy, Bell Sygma, The Sabre Group Inc., Payless ShoeSource Inc., Group 1 Software Europe Ltd. and AutoTester Inc., including follow-up projects at Duke Energy, Bell Sygma, Ameritech Inc. and The Sabre Group Inc. The Company's Y2K technology and services have been utilized by several companies including EDS, Metamor, Computer Horizons, The Sabre Group Inc. and Reasoning Inc.

In order to facilitate the Company's transition from its prior dependency on the revenues generated from the IBM software license which expired in 1996, a new management team was brought into the Company in 1997 to implement a turnaround plan based on developing a new generation of MigraTEC's proprietary "core" software technology and establishing the Company as a "technology partner" of large strategically positioned companies. Currently, MigraTEC is focused on further developing its proprietary technology to serve as the foundation for advanced "universal migration" software tools designed to facilitate the transition between numerous computer languages and operating platforms. The Company intends to utilize the enhanced technology to facilitate its own provision of migration services and to generate revenues through the licensing of the technology to large technical services organizations.

MARKET OVERVIEW AND STRATEGY

With rapid technological changes occurring in today's marketplace, such as the move to the Internet, Windows and WindowsNT, the development of 64-bit processors and operating systems, and Y2K compliance issues, management believes that MigraTEC's proprietary software technology represents an attractive resource for companies seeking access to technology that will allow them to respond to these challenges and market opportunities.

The Company believes that the processes relating to the "core" portion of the Company's technology, for which a patent application was filed in June of 1998, can be used as the nucleus for many "best of breed" software products. To maximize the opportunity that this "core" technology presents, the Company formulated and has begun to execute a plan that allows it to assess market opportunities and bring new products to market quickly at a relatively low cost. The key steps to implement this plan have been:

      o In April 1998 the Company retained Deloitte & Touche ("D&T") to conduct an in-depth analysis of the Company's "core" technology and to recommend potential "best of breed" products that can be developed from the "core" technology. This analysis confirmed that MigraTEC has valuable technology from which many software products or "tools" can be developed. The D&T analysis further identified over a dozen strategic market needs which can be addressed with further development of MigraTEC's "core" technology.

      o In the second half of 1998 MigraTEC completed development of an expanded Y2K offering and began development of upgrade capabilities for the Sun Microsystems Solaris operating system from 32 to 64-bit. Initial development of the 32 to 64-bit technology was completed in April 1999.

      o In the second half of 1998 MigraTEC also undertook the definition and development of the next generation of its migration software technology.

      o The Company is currently in discussions with several large companies about possible joint ventures to develop additional products.

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

      o Revenues from expanded service offerings to be provided by the Company.

Larger companies such as Sun Microsystems, Oracle, IBM and EDS are seeking out smaller technology companies like MigraTEC to form development partnerships to address emerging market opportunities. MigraTEC is continuing to discuss co-development opportunities with these companies and anticipates that with its "core" technology there will be other opportunities for strategic relationships.

The Company has recently signed a five-year agreement with EDS which licenses MigraTEC's Y2K software to EDS and guarantees EDS access to future software products developed by the Company. The Company has also signed agreements with Computer Horizons, Metamor and Ctek licensing its Y2K software tool. Under the terms of the agreements, MigraTEC will be paid an amount per line of code that is processed using the MigraTEC2000 software tool.

The Company believes that its strategic "partnering" and co-development strategy will provide:

      o "Partners" that can direct development efforts towards emerging markets.

      o "Partners" with extensive sales and marketing resources and a vested interest in getting the end product into the market.

      o  Funding necessary to expand key development efforts.

The Company believes that by concentrating on the further development of "strategic partnerships" with large technology companies and services providers, the Company can successfully benefit from such partners' strategic market positions and growing customer bases.


PRODUCTS AND SERVICES

OVERVIEW

MigraTEC's proprietary technology is designed to automate a significant amount of the upgrade or migration process by identifying critical code elements in the software to be migrated, thereby automating a high percentage of the changes required. In June of 1998, the Company submitted a patent application covering certain processes relating to the "core" portion of its proprietary software technology.

The Company is designing its software products so they can be used:

      o by MigraTEC to provide a variety of services for its business customers, and

      o by other services and/or systems integrators in order to facilitate their delivery of solutions and/or hardware to their customers.

"UNIVERSAL" MIGRATION TOOL

The Company is currently working on the development of a migration work bench which is intended to be a "universal migration" software tool which will incorporate the "core" technology already developed by the Company. This software tool is being designed to further automate the migration of a customer's software from a wide variety of existing operating system platforms to a wide variety of target operating systems which should significantly decrease the time and cost of the migration project. This should remove the major obstacles facing most companies when making a decision with regard to upgrading their operating systems or software applications.

The Company believes that the value of a migration work bench to a computer hardware vendor would be immense in facilitating a "buy decision" by greatly reducing the customer's total upgrade or migration process. The Company also believes that a migration work bench would be extremely valuable to services providers and systems integrators in reducing their costs and time requirements involved in performing an upgrade or migration project. The Company believes that there is significant potential for entering into strategic relationships with hardware vendors, services providers and systems integrators under which the Company can generate revenues through licensing agreements and/or provisions of services utilizing the migration work bench. The Company is currently in discussions with such entities regarding structuring of strategic relationships involving the Company's technology.


32 TO 64-BIT UPGRADE TOOL

The Company recently announced the availability of its new 32 to 64-bit technology designed to automate the upgrade process for software applications utilizing Sun Microsystems' Solaris operating system. This represents the first of the Company's new migration work bench tools and automates the otherwise predominantly manual process of making changes to customers' existing software applications so they will more fully utilize the increased capabilities of Sun's 64-bit operating system. The Company will use the software tool in its own 32 to 64-bit upgrade "factory" and plans to license the technology to strategic services partners.


OTHER MIGRATION TOOLS

The Company is currently in the process of developing another 32 to 64-bit upgrade tool for automating the upgrade of software applications running on the Windows/Intel platform in conjunction with the anticipated release of Microsoft's Windows2000 later this year. In addition, the Company is in the process of developing several automated "Unix to Unix" software tools which should be available by the end of the third quarter of 1999.

MIGRATEC2000

The first "product" to which the Company has applied its enhanced technology is MigraTEC2000, a Y2K software tool to remediate Y2K problems for client/server applications. The Company's MigraTEC2000 software product utilizes a parsing technology to perform the following: (1) an inventory of the current source code to ensure that all lines of code in the application are present for analysis and remediation, (2) an analysis of the code to ensure that all lines of code containing Y2K date related fields have been identified, and (3) an automated remediation of the code pursuant to parameters and instructions determined by the client. The patent application filed by the Company covered the processes relating to the "core" portion of the Company's technology which was incorporated into its MigraTEC2000 software product. Parsing technology, which management believes is superior to scanning technologies, is a technology that analyzes the structural relationships contained within computer program code. The superiority that parsing technology achieves is in the identification of not only the obvious names of program elements but also the numerous and subtle ways in which those elements interact with each other to produce secondary effects.

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

The Company's MigraTEC2000 software and proprietary migration software technology have attracted the interest of several services providers including IBM, Sun Microsystems, EDS, and Reasoning Inc., as well as others interested in partnering opportunities. During 1998, EDS, Keane Inc., Ernst & Young, and Reasoning Inc. evaluated MigraTEC2000. Each of these companies indicated that MigraTEC2000 is a high-quality tool designed for the remediation of client/server applications written in C and C++. The Company has entered into agreements with EDS, Computer Horizons, Metamor, Ctek, and Reasoning Inc. involving the use of MigraTEC2000, and the Company anticipates a growing volume of relationships involving MigraTEC's software.

EMPLOYEES

As of the date hereof, the Company employs approximately 24 full time persons and uses approximately ten contract programming consultants to expand the staff for particular projects. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The headquarters facility of the Company is located in Farmers Branch, a suburb of Dallas, Texas, and consists of approximately 15,000 square feet. The lease on the office space extends through April 2000, and the current annual rental is approximately $128,000.

ITEM 3.  LEGAL PROCEEDINGS

On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for unpaid business personal property taxes in the amount of $79,657, plus attorney's fees, court costs, penalties and interest (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). The case is presently awaiting trial, which has been set for May 22, 1999, as the Company continues its efforts to settle the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


ITEM 5.  MARKET  FOR COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's Common Stock has been traded on the NASDAQ Over-The-Counter ("OTC") Bulletin Board since June 14, 1996. The predecessor to the Company was acquired by an inactive public company on February 29, 1996. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock on the OTC Bulletin Board. On April 28, 1999, the closing price for the Company's Common Stock on the OTC Bulletin Board was $0.3438 per share. At April 28, 1999, the Company had 47,428,576 shares of Common Stock outstanding.

                                                     High                   Low
                                                   --------               --------

                   First Quarter 1998              $   0.70               $   0.35
                   Second Quarter 1998             $   0.60               $   0.35
                   Third Quarter 1998              $   0.40               $ 0.1875
                   Fourth Quarter 1998             $ 0.2656               $ 0.1406
                   First Quarter 1999              $ 0.4375               $  0.125
                   Second Quarter 1999 through
                     April 30, 1999                $ 0.4062               $ 0.2812

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

Although the Company experienced significant losses for 1998, 1997 and 1996, management believes it is important to note the growing opportunity for MigraTEC to sell its automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as increasing market demand for migration products and services. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase throughout 1999, although no assurances can be given regarding such increase.

Management believes that the net loss posted for the year ended December 31, 1998, was in part due to expenditures for reengineering the Company's business and shifting its strategic approach to exploiting its technology through strategic partnerships. In addition to its first new product line (MigraTEC2000), the Company now has a second new product line (a 32 to 64-Bit Upgrade Tool) to sell, and intends to have two additional migration services ready for sale in the second quarter of 1999. This leads management to believe that the Company can achieve profitability by the end of 1999, although no assurances can be given regarding such improvement.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

During 1998, the Company's sales revenues decreased by approximately 29% to $1,454,150, compared to $2,045,607 for 1997. This decrease was primarily attributable to the Company focusing its efforts on utilizing its technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $605,878 during 1998. Service revenue from non-related MigraTEC2000 products and services was $848,272 and $2,045,607 for 1998 and 1997, respectively.

Operating Expenses

The Company's total operating expenses increased by approximately 5% to $4,741,330 during 1998, compared to $4,500,640 for 1997. Labor costs, including benefits and insurance, decreased by approximately 20% to $2,197,511 compared to $2,756,621, respectively for 1998 and 1997. This decrease primarily resulted from a reduction in the labor force during the second and third quarters of 1998. General and administrative expenses decreased to $273,178 from $345,690, primarily resulting from decreased expenditures for employee recruiting fees and moving expenses (related to relocating the Company's principal offices in 1997). Advertising and marketing increased to $97,029 for 1998 compared to $17,086 in 1997. Travel decreased to $15,973 for 1998 compared to $39,749 in 1997. Rent expense decreased to $127,800 for 1998, compared to $186,899 in 1997, attributable primarily to decreased monthly office rent due to the Company's move in April of 1997 from its facilities located in Westlake, Texas, to a smaller and less costly location in Farmers Branch, Texas. Depreciation and amortization decreased to $156,167 in 1998, compared to $233,962 in 1997, as a result of asset abandonments and retirements. Legal and professional fees increased to $409,206 in 1998, compared to $211,936 in 1997, primarily due to increased legal costs resulting from various litigation in which the Company was involved. The decrease in labor costs was offset by a majority of the expenditures for the Year 2000 program (which are comprised primarily of labor costs). Year 2000 program costs of $1,462,741 incurred in 1998 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set, as well as research and development related to the development of other migration tools. Such costs for 1997 totaled $293,604, and were incurred only during the fourth quarter of 1997. As a percentage of revenues, total operating expenses increased to 326% for 1998, compared to 220% for 1997, primarily attributable to decreased revenues and increased operating expenses as previously discussed.

Other Income and Expenses

The Company recognized interest income of $9,102 in 1998 relating to the interest earned on cash balances invested in short-term certificates of deposit. Interest expense (which includes loan origination fees) increased to $234,534 in 1998, compared to $156,175 in 1997. This increase was primarily due to (i) amortization of discount related to the Senior Secured Promissory Notes,
(ii) higher interest and loan fees connected with obtaining short-term financing, (iii) interest on shareholder loans, and (iv) finance charges assessed by trade creditors for late payment of accounts payable. Also, the Company incurred financing fees of $139,783, of which $67,588 relates to the amortized portion of fees paid in 1997 in connection with the issuance of the Senior Secured Promissory Notes and $72,195 relates to stock purchase warrants issued with debt.

Income Taxes

As a result of operating losses for 1998 and 1997, the Company has not had a federal income tax obligation. At December 31, 1998, the Company had a total net operating loss of approximately $7,450,000. The net operating loss carryover generated for the year ended December 31, 1998, will expire in 2013.

Extraordinary Item

The Company recognized a gain of $282,999 in 1998 related to the forgiveness of debt. This gain relates to reductions in amounts due to various vendors through renegotiation of terms.

For the year ended December 31, 1998, MigraTEC incurred a net loss of $3,458,075, or $0.086 per share, as compared with a net loss of $2,517,606, or $0.094 per share, for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $3,611,131 for 1998, which resulted from the operating loss, increased by net changes in assets and liabilities and non-cash expenses and income of $239,659. This compares to net cash used by operating activities of $2,153,297 for 1997, which resulted primarily from the operating loss offset partially by net changes in assets and liabilities and non-cash expenses and income of $364,309.

At December 31, 1998, the Company had a net working capital deficit of $1,491,000, compared to a net working capital deficit of $1,563,162 at December 31, 1997.

At December 31, 1998, the Company had cash of $17,389 and $289,268 in outstanding accounts receivable ($279,268 billed and $10,000 unbilled), all of which is considered fully collectible.

At December 31, 1998, the Company's outstanding debt obligations included (i) $150,000 in short-term loans from an outside investment group, (ii) $86,603 in other notes payable relating to settlement of vendor lawsuits previously filed,
(iii) $1,087,141 in Senior Secured Promissory Notes (net of $25,359 unamortized discount), and (iv) $30,000 in advances from an officer/ shareholder.

During 1998, the Company received proceeds of $3,620,244 from financing activities. The Company collected (1) $4,844,250 in connection with the issuance of Common Stock (of which $275,000 was from debt conversion) and (2) $961,500 in proceeds from short-term loans from a bank, various outside investment groups, directors, and an officer/shareholder. The cash proceeds were offset by (1) $740,000 paid for the purchase of 9,400,000 shares of treasury stock and (2) $1,332,543 expended for the repayment of principal of short-term loans from a bank, various outside investment groups, directors and an office/shareholder, shareholder advances and obligations under capital lease.

The Company continues to actively work with trade creditors to negotiate settlements regarding outstanding accounts payable on terms favorable to the Company. As of the filing of this report, during 1997 and 1998 the Company has been successful in settling $802,568 in outstanding accounts payable for approximately $357,244, thereby saving the Company just over $445,324.

To continue to fund its operations for 1999, the Company has (1) completed a private offering during March 1999 which yielded gross proceeds of $241,313 (unaudited), (2) entered into several short-term notes payable during the first quarter of 1999 with outside investment groups, including one director and one shareholder, totaling $447,500 (unaudited), and (3) received gross proceeds of $47,537 (unaudited) for the exercise of warrants relating to various short-term notes payable and the exercise of consultant and employee stock options. Most recently, the Company has begun the process of obtaining additional capital through a private offering whereby the Company plans to issue up to 6,000,000 shares of its Common Stock at $0.125 per share. In addition, if needed, the Company is considering issuing additional equity through a private offering during the second half of 1999 in an amount sufficient to meet the Company's current operating expenses until such time that product revenues begin to ramp up.

While much remains to be accomplished, the Company has made significant progress towards stabilization. While the success of the Company will in part depend upon its ability to market and sell its products and services, management believes that the successful implementation of its plan to shift the Company's strategic approach to exploiting its technology through strategic relationships should move the Company forward with a focus on achieving profitability by the end of 1999. The anticipated increase in revenues coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999. However, there can be no assurance that the Company will generate an increase in revenues or earnings, or achieve improved operating performance or results.

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

RECENT OPERATING LOSSES

The Company began active operations in January 1991, and while it has experienced certain periods of profitability since its inception, the Company has sustained substantial losses in recent times. For the years ended December 31, 1998, 1997 and 1996, the Company incurred net losses of $3,458,075, $2,517,606 and $3,717,152, respectively. At December 31, 1998, the Company had an accumulated deficit of $7,454,109. Results of operations in the future will be influenced by numerous factors including technological developments, further development of the Company's proprietary software products and services, expansion of the Company's marketing program, capacity to further identify itself as a Y2K and migrations solutions provider, ability to control increases in expenses associated with sales growth, obtaining substantial additional funding, market acceptance of the Company's products and services, the capacity of the Company to expand and maintain the quality of its software migration products, competition and the ability to attract and maintain a skilled and cohesive management group, and the ability of the Company to control costs. In addition, the Company will be subjected to all the risks incident to a rapidly developing and technologically oriented business with only a limited history of operations. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED OPERATING HISTORY; GOING CONCERN QUALIFICATION IN INDEPENDENT ACCOUNTANT'S REPORT

The Company has only a limited operating history upon which an evaluation of the Company's performance and prospects can be made. The Company's prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in industries characterized by emerging markets and products entailing high levels of technological obsolescence, as well as intense competition and regulation. Accordingly, there can be no assurance that the Company will be able to successfully manage and expand, increase its revenues, attract sufficient funding and develop profitable operations to offset the risks inherent in the establishment of an expanding technology oriented business. As a result of the aforementioned conditions and deficiencies, the Company's independent certified public accountants included an explanatory paragraph in their report dated April 19, 1999, indicating that such conditions raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Financial Statements."

SIGNIFICANT CAPITAL REQUIREMENTS

The Company's capital requirements have been and will continue to be significant due to the substantial costs associated with product development and refinement, recruitment of skilled personnel and the marketing of innovative software products and related services primarily to large established corporations and other corporations. The Company's cash requirements for purposes of developing its products have been substantial, and, as a result, the Company is dependent upon capital resources provided by investors in order to finance its operations. Based upon the Company's currently proposed plans and assumptions relating to its current business plan, the Company anticipates that it has sufficient cash requirements for three months as of the date hereof. In the event the Company's products are not developed and refined on a timely basis, contracts for the provision of products and technology are not consummated in sufficient number, or in the event the Company's current resources otherwise prove to be insufficient for the implementation of the Company's business plan and working capital requirements, the Company will be required to seek additional financing. The Company has no current arrangements with respect to, or potential sources of, additional financing, and it is not anticipated that existing shareholders will satisfy any portion of the Company's future financing requirements. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse affect on the Company, including the curtailment of its product development, marketing and expansion activities. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

RISKS ASSOCIATED WITH Y2K PRODUCTS

The Company believes that there will continue to be a market for its Y2K software products based on pressure for companies and others to rewrite old computer codes and convert computer systems to use new codes that acknowledge the year 2000. Failure to successfully implement such programs for any reason, whether or not attributable to the Company or its Y2K products, could result in substantial exposure to the Company. While MigraTEC includes in its contractual terms for the provision of its Y2K products various provisions which limit its liability in the event that client companies are not able to successfully implement Y2K conversions and adjustments, there can be no assurances that customers confronting adverse economic conditions might not seek to circumvent such limitations or that third parties affected by unsuccessful implementation programs will not seek financial remedies against the Company. Given the uncertainty of implementing Y2K programs, the Company could find itself as a significant target of litigation in the future.

Furthermore, the Company anticipates that the competition for technical personnel will increase substantially as companies continue to hire technical personnel and consultants to perform services to implement Y2K solutions and other technology enhancements. Such increased competition could materially and adversely affect the Company's ability to attract and retain qualified technical personnel in the future. Moreover, the Company expects that Y2K projects will peak prior to calendar year 2000 as companies address their Y2K needs, leaving the Company more dependent upon its more recently developed technology and services. Thereafter, the availability of a substantial number of information technology personnel formerly engaged in Y2K projects could have a material adverse affect on the Company, including reducing the demand for the Company's services, increasing competition for available customer engagements and creating downward pressure on pricing for the Company's services and products.

UNCERTAINTY OF MARKET ACCEPTANCE

Developing market acceptance for the Company's existing and proposed products and services will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform customers as to the benefits and cost advantages of the Company's services and products as well as to achieve name recognition. Although the Company's strategy is to principally rely on the marketing efforts and market presence of its "partners," there can be no assurance that the Company will be able to successfully develop or position its products or services, or that any marketing efforts undertaken by the Company or its "partners" will result in increased demand for or market acceptance of the Company's products and services.

RAPID TECHNOLOGY CHANGE

The software development industry in which the Company competes, as well as the computer industry as a whole, is subject to rapid technological change and obsolescence. In order for the Company to compete effectively, it must offer products which receive customer and consumer acceptance and fulfill customer and industry needs. To the extent that the Company is unable to keep pace with technological advances and enhancements comparable to and competitive with those made by others in the industry, the Company's products may become obsolete. There can be no assurances that the Company's products will not be rendered obsolete by changing technology or that the Company will be able to respond to advances in technology or changes in customer or consumer needs in a commercially feasible manner.

DEPENDENCE ON KEY PERSONNEL

The success of the Company will be largely dependent on the efforts of the members of the management of the Company, particularly W. Curtis Overstreet, its President and Chief Executive Officer, and Benjamin Swirsky, its Chairman. Although the Company has entered into employment agreements with various members of the management, including all officers of the Company, there can be no assurance that such persons will continue their employment with the Company. The loss of the services of one or more of such key personnel would have a material adverse effect on the Company's ability to maximize its use of its products and technologies or to develop related products and technologies. The success of the Company also is dependent upon its ability to hire and retain additional qualified executive, programming, engineering and marketing personnel. There can be no assurance that the Company will be able to hire or retain such necessary personnel.

RECRUITMENT AND RETENTION OF INFORMATION TECHNOLOGY PROFESSIONALS

The Company's business involves delivering services and products and remains partially labor intensive. The Company's success depends upon its ability to attract, develop, motivate and retain highly skilled information technology consultants possessing the technical skills and experience necessary to meet customer needs. Qualified information technology personnel are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. The shortage of information technology professionals has in the past and is likely in the future to result in wage inflation. The Company competes for such individuals with general information technology service firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies, systems consulting and implementation firms, programming companies and niche providers of information technology services. There can be no assurance that qualified information technology personnel will continue to be available to the Company in sufficient numbers, or that the Company will be successful in retaining current or future employees and consultants. Failure to attract or retain qualified information technology personnel in sufficient numbers could have a material adverse affect on the Company's business, operating results and financial condition.

SUBSTANTIAL INDEBTEDNESS

The Company's operations have been financed in part from short-term and long-term indebtedness provided by shareholders and others. The Company is obligated to repay the Senior Secured Promissory Notes in the principal amount of $1,112,500 on July 1, 1999. In the absence of sufficient financing, the Company may be materially adversely affected by the requirement to repay the Notes since it may not have use of such funds to either sustain or to continue the development of its operations. If the Company is unable to secure additional financing or to generate sufficient cash flow from operations to meet scheduled or unscheduled debt payments, there can be no assurance that the Company will be able to repay or restructure such indebtedness, and any default on its debt would have a material adverse effect on the Company. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER LIABILITY RISKS

The Company is exposed to liability risks with respect to other products and services provided by the Company, such as damages caused by errors of MigraTEC personnel and possible misuse of client proprietary information. Although the Company maintains insurance coverage, due to the nature of the Company's projects and engagements, there can be no assurance that such insurance coverage will continue to be available on reasonable terms or that it will be adequate to cover any such liability. Furthermore, many of the Company's contracts involve projects that are critical to its customers' business or products, and the benefits provided by the Company may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the execution of its services or the provision of its products could result in a material adverse effect on the Company's business or products and, therefore, could give rise to claims against the Company or damage to the Company's reputation, which might adversely affect its business, operating results and financial condition.

PRODUCT DEVELOPMENT RISKS

The Company's business is, to a large degree, subject to continued updating of existing technology, enhancing current application software migration products and development of new products and services. Product enhancement and development involves a high degree of risk, and there is no assurance that development efforts of the Company will be successful or, if successful, that such efforts can be completed on a cost effective and timely basis. Additional funds may be necessary to develop or enhance a product, and there can be no assurance that such funds will be available upon acceptable terms. Finally, there is no assurance that, once a product has been developed, it will be accepted in the marketplace, will be commercially successful, or will not be rendered technologically obsolete soon after its development.

COMPETITION

The Company is engaged in a highly competitive segment of the data processing industry. The Company competes, directly or indirectly, with a large number of companies providing various levels of services or products comparable with those provided by the Company. MigraTEC competes with many firms which provide products and services similar to the Company's current and proposed offerings. Most of these competitors have capital, name recognition and financial, personnel and other resources far greater than those of MigraTEC. The Company's ability to compete effectively will depend, in part, upon its systems' features, their cost effectiveness, the ability of the Company to maintain state-of-the-art technology, the ability of the Company to service its products efficiently and the Company's success in marketing and selling such products and services. No assurance can be given that the Company will effectively compete within its market.

Industry standards with respect to the markets for the technology and products being developed by the Company are continually evolving, which often results in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce into the marketplace its proposed products and technology, to continually enhance and improve its products and technology in a timely manner, to adapt its proposed products in order to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable, or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.


DIFFICULTIES IN MAINTAINING PROPRIETARY RIGHTS

The Company's success is dependent upon its proprietary applications software technology, which may be difficult to protect. The Company currently relies on a combination of contractual rights, trade secrets, know-how, trademarks, patents, nondisclosure agreements and technical knowledge to establish and protect its proprietary rights. There can be no assurance, however, that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, those of the Company's products. Additionally, although the Company believes that its technology has been independently developed and does not infringe on the proprietary rights or trade secrets of others, there can be no assurance that the Company's technology does not and will not so infringe, or that third parties will not assert infringement claims, trade secret violations, competitive torts or other proprietary rights violations against the Company in the future. In the case of infringement, the Company could, under certain circumstances, be required to modify its products or obtain licenses, which would likely require cash or other consideration. There can be no assurance that the Company would be able to do either in a timely manner or upon acceptable terms and conditions, and such failure could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the resources to defend or prosecute a patent infringement or other proprietary rights infringement action.


NO ASSURANCE OF PROTECTION FOR PROPRIETARY RIGHTS; RELIANCE ON TRADE SECRETS

The Company will seek to maintain its proprietary rights by patents, trade secret protection and by the use of nondisclosure and restrictive covenant agreements with its employees. While the Company has taken legal precautions to protect its interests, there can be no assurance that meaningful proprietary protection can be attained, that the Company will be able to enter into or enforce patents and agreements which restrict competitive activities of its employees, or that various individuals trained by the Company may not seek to engage in competitive activities subsequent to their employment by the Company. The Company has filed a patent application on its MigraTEC2000 technology. While the Company believes that, if granted, this patent would provide protection for its technology, there can be no assurance that any patent will issue.

NO DIVIDENDS ANTICIPATED TO BE PAID

The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, the capital requirements of the Company, its financial requirements, and other factors to be determined by the Company's Board of Directors. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from the Company's operations will be used to finance the growth of the Company, and that cash dividends will not be paid to Common Stock shareholders.

POSSIBLE RESALES OF SECURITIES BY CURRENT SHAREHOLDERS AND DEPRESSIVE EFFECT ON MARKET

At April 30, 1998, 27,370,962 shares of the Company's Common Stock outstanding are "restricted securities" as that term is defined by Rule 144 under the Securities Act of 1933 as amended. Certain of such shares will be eligible for public sale only if registered under the Securities Act or if sold in accordance with Rule 144. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales under Rule 144 may have a depressive effect on the market price of the Company's Common Stock due to the potential increased number of publicly held securities. The timing and amount of sales of Common Stock could have a depressive effect on the market price of the Company's Common Stock.

LIMITED MARKET FOR THE COMPANY'S COMMON STOCK; POSSIBLE VOLATILITY OF SECURITIES PRICES

There is currently only a limited trading market for the Common Stock of the Company. The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "MIGR," which is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ System. There can be no assurance that a substantial trading market will develop (or be sustained, if developed) for the Company's Common Stock, or that purchasers will be able to resell their securities or otherwise liquidate their investment without considerable delay, if at all. Recent history relating to the market prices of newly public companies indicates that, from time to time, there may be significant volatility in the market price of the Company's securities because of factors unrelated, as well as related, to the Company's operating performance. There can be no assurances that the Company's Common Stock will ever qualify for inclusion within the NASDAQ System, or that more than a limited market will ever develop for its Common Stock.

BROKER-DEALER SALES OF COMMON STOCK AND LIMITATION ON MARKETABILITY; POSSIBLE FAILURE TO QUALIFY FOR NASDAQ SMALLCAP MARKET LISTING

The Company's Common Stock is not presently included for trading on the NASDAQ System, and there can be no assurances that the Company will ultimately qualify for inclusion within that system. The Nasdaq Stock Market, Inc., has recently adopted certain changes to the entry and maintenance criteria for listing eligibility on The Nasdaq SmallCap Market. The entry standards now require at least $4 million in net tangible assets or $750,000 in net income in two of the last three years. The entry standards also require a public float of at least one million shares, a $5 million market value of public float, a minimum bid price of $4.00 per share, at least three market makers, and at least 300 round lot shareholders. The newly enacted maintenance standards (as opposed to entry standards) require at least $2 million in net tangible assets or $500,000 in net income in two of the last three years, a public float of at least 500,000 shares, a $1 million market value of public float, a minimum bid price of $1.00 per share, at least two market makers, and at least 300 round lot shareholders. The Company currently does not meet the minimum NASDAQ (SmallCap) financial criteria and no assurance can be given that the Common Stock of the Company will ever qualify for inclusion on the NASDAQ System. Until the Company's shares qualify for inclusion in the NASDAQ System, the Company's Common Stock will be traded in the over-the-counter markets on the OTC Bulletin Board. As a result, the Company's Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and may also affect the ability of shareholders to sell their shares in the secondary market.

POSSIBLE APPLICABILITY OF RULES RELATING TO LOW PRICED STOCK

Any shares which trade under $5.00 per share are considered Penny Stock. In the event that the share price of the Company's stock does not reach $5.00 per share, these shares will be subject to the Penny Stock Rules promulgated under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices in connection with transactions in "Penny Stocks." Penny Stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The Penny Stock Rules require a broker-dealer, prior to a transaction in a Penny Stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the Penny Stock Rules require that prior to a transaction in a Penny Stock not otherwise exempt from such rules, the broker and/or dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of purchases in the instant offering and trading activity in the secondary market for the Company's Common Stock. If the Company's Shares are, or become, subject to the Penny Stock Rules, investors in this offering may find it more difficult to sell such securities.

ANTI-TAKEOVER PROVISIONS

The Board of Directors has the authority to issue 1,000,000 shares of Redeemable Convertible 12% Preferred Stock (the "Redeemable Preferred Stock"), none of which are outstanding, and to fix the dividends, liquidation, conversion, redemption and other rights, preferences and limitations of such shares without any further vote or action of the shareholders. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Redeemable Preferred Stock, as well as other preferred stock, with dividend, liquidation, conversion voting or other rights which could adversely affect the voting power or the rights of the holders of the Company's Common Stock. In the event of issuance, any class of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Furthermore, certain provisions of the Company's Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt of the Company. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects.

LIMITATION OF LIABILITY

The Florida Business Corporation Act provides that a director is not personally liable for monetary damages to the Company or any other person for breach of fiduciary duty, except under very limited circumstances. Such a provision makes it more difficult to assert a claim and obtain damages from a director in the event of his non-intentional breach of fiduciary duty.

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

             Name                   Age           Position with the Company
    --------------------            ---           ---------------------------------------

    W. Curtis Overstreet             53           President, Chief Executive Officer and
                                                       Director

    Benjamin Swirsky (1)(2)          57           Chairman of the Board and Director

    Rick J. Johnson                  40           Chief Operating Officer

    Mark C. Myers                    45           Chief Financial Officer, Secretary and
                                                       General Counsel

    Joseph B. Meredith               44           Vice President of Business Development

    Deane C. Watson, Jr. (1)(2)      52           Director

    Marcus R. Rowan (2)              38           Vice Chairman of the Board and Director

    Richard A. Gray, Jr. (1)         51           Director

    -------------------------

    (1) Member of the Audit Committee.

    (2) Member of the Compensation Committee.

W. CURTIS OVERSTREET. Mr. Overstreet was appointed President and Chief Executive Officer of MigraTEC, Inc., and elected to the Board of Directors on April 14, 1997. Prior to his appointment as President, Mr. Overstreet served as a consultant to Company management for several weeks, during which time he reviewed the Company's management and technical expertise, the status of current client projects, the prospects for future contracts and also analyzed the Company's financial situation. The review and analysis of this information and data was used to prepare the new business plan for the Company. From October 1994 to March 1997, Mr. Overstreet served as Regional Vice President for Software AG, based in Dallas, Texas. Prior thereto, from January 1992 to October 1994, Mr. Overstreet served as President of the Dallas-based company which he founded, AutoTester, Inc. From August 1987 to October 1992, Mr. Overstreet served as Executive Vice President for Software Recording Corporation, based in Dallas, Texas. From August 1982 to August 1987, Mr. Overstreet served as Executive Vice President of the Company he founded, PetroWare, based in Dallas, Texas. From May 1976 to August 1982, Mr. Overstreet served as President of the Amarillo-based company which he founded, Computer Software Resources. Prior thereto, from February 1968 to May 1976, Mr. Overstreet was Systems Engineer/Marketing Representative for IBM at their offices located in Amarillo, Texas.

BENJAMIN SWIRSKY. Mr. Swirsky was elected to the Board of Directors in July 1997, and subsequently was elected Chairman in December 1997. Currently, Mr. Swirsky is serving as Chairman and CEO of Nextel Group Inc., a telecommunications company headquartered in Toronto, Canada. From 1993 to 1998, Mr. Swirsky served as the President and CEO of Slater Steel, Inc., a diversified industrial company with investments in steel production, service, forging and hardware and trucking industries. Slater Steel is headquartered in Toronto, Ontario, and conducts operations in Canada and the United States. From 1978 to 1993, Mr. Swirsky served in the various capacities of President, CEO and Vice Chairman of Bramalea, one of North America's largest real estate development companies. Prior thereto, from 1968 to 1978, Mr. Swirsky was employed by Peat, Marwick, Mitchell, Chartered Accountants, ultimately becoming a senior partner and a member of the executive committee. Mr. Swirsky currently serves on the boards of directors of Visual Data Inc., Four Seasons Hotels Inc., P.C. Docs Inc., Cam Vec Inc., Commercial Alcohols Inc., and Easy Access Inc.

RICK J. JOHNSON. Mr. Johnson was appointed Chief Operating Officer of MigraTEC, Inc., on July 1, 1997, and served as Secretary of the Company from July 1997 through March 1998. From January to March 1997, Mr. Johnson served as Director of Operations Support - Integrated Business Solutions and thereafter also Director of Applications Solutions for Software AG, based in Dallas, Texas. Prior thereto, from January 1995 to December 1996, Mr. Johnson served as Business Manager - West U.S. Area for that company. From February 1982 to January 1995, Mr. Johnson served in various consulting and management capacities with Andersen Consulting and its predecessor division at Arthur Andersen & Co., based in Dallas, Texas.

MARK C. MYERS. Mr. Myers was appointed to the position of Chief Financial Officer, General Counsel and Secretary of MigraTEC, Inc., on April 1, 1998. From 1996 to 1997, Mr. Myers served as COO and CFO for Interactive Software, Inc., an Oracle software consulting services and software sales company, based in Dallas, Texas. Prior thereto, Mr. Myers served in numerous executive capacities including President of Healthtronix from 1992 to 1996, President and founder of United Medicorp, Inc., a high-tech medical insurance claim processing and consulting company, from 1989 to 1992, President of Premier Services, Inc., from 1986 to 1989, Vice President and General Counsel for ARM, Inc., from 1985 to 1986, Assistant General Counsel and Director of Regulatory Affairs for U.S. Telephone from 1982 to 1985, and a practicing attorney for Moseley, Jones, Enoch & Martin from 1980 to 1982.

JOSEPH B. MEREDITH. Mr. Meredith was appointed Vice President of Business Development of MigraTEC, Inc., on June 2, 1997. From January 1995 to May 1997, Mr. Meredith served as Account Executive for Software AG, based in Dallas, Texas. Prior thereto, from August 1993 to November 1994, Mr. Meredith served as Director of Business Development for BSG Corporation, based in Houston, Texas. From May 1986 to August 1993, Mr. Meredith was Senior Account Executive for EDS Corporation located in Dallas, Texas. From October 1982 to April 1986, Mr. Meredith served as Regional Vice President for Parker North America Corporation headquartered in Newport Beach, California.

DEANE C. WATSON, JR. Mr. Watson was elected to the Board of Directors in March 1998. Currently, Mr. Watson is a practicing attorney in general business practice with an emphasis in oil and gas, real estate and collections. Since 1992, Mr. Watson has also served as President and

Managing Director of Omega Energy Corporation, an oil and gas production company. Prior thereto, Mr. Watson has served in numerous other capacities including residential builder/developer from 1986 to 1989, independent petroleum landman from 1989 to 1992 and from 1980 to 1986, and Vice President/Escrow Officer of Chicago Title Company from 1973 to 1980.

MARCUS R. ROWAN. Mr. Rowan was elected to the Board of Directors as both Vice Chairman and Director in April 1998. Presently, Mr. Rowan serves as President of Berkshire Interests, a commercial real estate property development and investments firm, headquartered in Dallas, Texas. Previously, Mr. Rowan has served in other capacities with an emphasis in commercial real estate, including commercial real estate broker for Helmsley-Spear Inc. located in New York, New York, and Henry S. Miller Company located in Dallas, Texas. Mr. Rowan currently serves on the board of directors of American Electromedics Corporation.

RICHARD A. GRAY, JR. Mr. Gray was elected to the Board of Directors in April 1998. From 1986 to the present, Mr. Gray has served as President of Gray & Co. Realtors, Inc., a commercial real estate company involved in the sale, development and management of real estate for both Asian and U.S. markets. Gray & Co. Realtors, Inc., is headquartered in Dallas, Texas, and conducts operations mainly in the Pacific Rim (Hong Kong, China, Philippines, Vietnam and Thailand) and the United States. Prior thereto, from 1974 to 1986, Mr. Gray was a partner of Hudson & Hudson, a commercial real estate company located in Dallas, Texas.

Each director is elected to hold office until the next annual meeting of shareholders or until his successor is elected and qualified. The officers of the Company serve at the pleasure of the Company's board of directors.

There are no family relationships among any of the executive officers or directors of the Company.

BOARD COMMITTEES

Effective December 16, 1997, the Company established a Compensation Committee and an Audit Committee.

The Compensation Committee, being comprised of a majority of independent directors, will administer the Company's stock option plan and make recommendations to the full Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees. Currently, members of the Compensation Committee include Benjamin Swirsky, Deane C. Watson, Jr., and Marcus R. Rowan.

The Audit Committee, being comprised of a majority of independent directors, will review the engagement of the independent accountants and review the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal accounting controls. Currently, members of the Compensation Committee include Benjamin Swirsky, Deane C. Watson, Jr., and Richard A. Gray, Jr.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Due to recent changes in management and certain ambiguity as to whether the Company's Common Stock was registered under Section 12(g) of the Securities Exchange Act of 1934, Messrs. W. Curtis Overstreet, H. Wayne Sanderson, Benjamin Swirsky, Rick J. Johnson, Mark C. Myers, Joseph B. Meredith, Deane C. Watson, Jr., Marcus R. Rowan, and Richard A. Gray, Jr., were late in filing their Initial Report of Beneficial Ownership. In addition, Mr. Richard G. Dews, a former member of management, has failed to file such report.

To the Company's knowledge, except as indicated above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed.

ITEM 10. EXECUTIVE COMPENSATION

Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1998, aggregated to $535,382. Set forth below is a summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission.

                           SUMMARY COMPENSATION TABLE

                                                                 Other                                               All
       Name and                                                  Annual      Restricted                             Other
       Principal                                                 Compen-        Stock      Options/      LTIP       Compen-
       Position           Period      Salary        Bonus        sation        Award(s)    SARs (#)     Payouts     sation
       --------           ------      ------        -----        ------        --------    --------     -------     ------

 W. Curtis Overstreet,     1998     $ 132,917     $      --     $  28,404     $      --    6,000,000       --      $      --
 President, CEO and        1997     $  64,442     $  48,000     $   5,483     $      --           --       --      $  29,500
 Director                  1996     $      --     $      --     $      --     $      --           --       --      $      --

 Rick J. Johnson, COO      1998     $ 121,833     $      --     $      --     $      --    1,500,000       --      $      --
                           1997     $  62,500     $  15,000     $      --     $      --           --       --      $      --
                           1996     $      --     $      --     $      --     $      --           --       --      $      --

 Mark C. Myers, CFO        1998     $  87,500     $      --     $      --     $  15,369      900,000       --      $      --
 and Secretary             1997     $      --     $      --     $      --     $      --           --       --      $      --
                           1996     $      --     $      --     $      --     $      --           --       --      $      --

 Joseph B. Meredith,       1998     $  85,667     $      --     $  16,061     $      --    1,200,000       --      $      --
 V.P. of Business          1997     $  43,750     $      --     $  14,656     $      --           --       --      $      --
 Development               1996     $      --     $      --     $      --     $      --           --       --      $      --

 Richard G. Dews,          1998     $      --     $      --     $      --     $      --           --       --      $      --
 Former President,         1997     $   1,500     $      --     $      --     $      --           --       --      $      --
 CEO and Chairman          1996     $ 145,636     $      --     $      --     $  63,650           --       --      $      --

Employment Agreements

On April 14, 1997, the Company entered into an employment agreement with its President and Chief Executive Officer. The agreement includes provisions for an annual base salary (currently $140,000), with incentives to earn salary increases and bonuses to be determined by and subject to discretion of the Board of Directors.

On July 1, 1997, the Company entered into an employment agreement with its Chief Operating Officer. The agreement includes provisions for an annual base salary (currently $117,000), with incentives to earn salary increases and bonuses to be determined by and subject to discretion of the Board of Directors.

On April 1, 1998, the Company entered into an employment agreement with its Chief Financial Officer. The agreement includes provisions for an annual base salary (currently $112,500), with incentives to earn salary increases and bonuses to be determined by and subject to discretion of the Board of Directors.

On June 2, 1997, the Company entered into an employment agreement with its Vice President of Business Development. The agreement includes provisions for an annual base salary (currently $88,000), with incentives to earn salary increases and bonuses to be determined by and subject to discretion of the Board of Directors, as well as sales commissions ranging from 2% to 4% of sales as stipulated in the agreement.


OPTION EXERCISES AND VALUES AT YEAR END

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                    Value of
                                                                             Number of             Unexercised
                                                                            Unexercised           In-the-Money
                                                                           Options/SARs           Options/SARs
                                Shares                                     at FY-End (#)            at FY-End
                              Acquired on               Value              Exercisable/           Exercisable/
         Name                Exercise (#)             Realized             Unexercisable          Unexercisable
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

W. Curtis Overstreet               -                     $ -            4,000,000/2,000,000      $800,000/$400,000

Rick J. Johnson                    -                     $ -            1,000,000/500,000        $200,000/$100,000

Mark C. Myers                      -                     $ -              337,500/562,500        $ 67,500/$112,500

Joseph B. Meredith                 -                     $ -              800,000/400,000        $160,000/$80,000

Richard G. Dews                    -                     $ -              600,000/     --        $150,000/$    --

Effective April 1, 1998, pursuant to the terms of a one year employment agreement, the Company granted options to purchase 900,000 shares of the Company's Common Stock at an exercise price of $0.20 per share to its Chief Financial Officer. The options vest at the rate of 1/24 per month beginning April 1, 1998, and are exercisable at vesting at any time during employment.

Effective May 1, 1998, the Company granted stock options to three officers to purchase an aggregate of 8,700,000 shares of the Company's Common Stock at $0.20 per share. The options were 50% vested at May 1, 1998, and vest an additional 1/24 at the end of each month thereafter. Vested options are exercisable at any time during employment. These new options replace those which had been previously granted, and have been canceled, during the second quarter of 1997 to the three officers at per share prices ranging from $0.31 to $0.37, and which contained an anti-dilutive clause that increased the number of options available for exercise upon recapitalization, stock split, stock dividend, or issuance of stock below fair market value. These new options contain no such anti-dilutive clause. In addition, the options previously granted vested over a shorter period of time, and would have been fully vested by June 13, 1999. At April 15, 1998, the number of options that would have been available to the three officers pursuant to the canceled second quarter 1997 grant totaled approximately 6,000,000.

Effective May 1, 1998, the Company granted stock options to four directors to purchase an aggregate of 4,300,000 shares of the Company's Common Stock at $0.20 per share. The options vest 1/24 at the end of each month beginning May 1, 1998, and expire on May 31, 2002. Approximately one-half of these new options replace those that had been previously granted to the chairman of the board and another director during the second quarter of 1997. The options previously granted (which were to purchase an aggregate of 75,000 shares of the Company's Common Stock at $0.35 per share, were fully vested at date of grant, and expired after three years) have been canceled.

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

EMPLOYEE STOCK OPTION PLAN

In 1997, the Company adopted a new stock option plan, the 1997 Stock Option Plan, authorizing the issuance of incentive stock options, non-statutory options and reload options to eligible persons as described in the Plan. Pursuant to the Plan, the Company granted stock options during 1998 as follows:

    (i) to one individual who was employed as of January 1, 1998, to purchase 192,000 shares of the Company's Common Stock at $0.41 per share. The options vest at a rate of 1/48 each month, are exercisable at vesting, and expire one year after fully vested;

    (ii) to seven individuals who were employed as of May 1, 1998, to purchase 69,600 shares of the Company's Common Stock at $0.53 per share. The options vest at a rate of 1/48 each month, are exercisable at vesting, and expire one year after fully vested;

    (iii) to 20 individuals who were employed as of September 1, 1998, to purchase 787,392 shares of the Company's Common Stock at $0.23 per share. The options vest at a rate of 1/48 each month, are exercisable at vesting, and expire one year after fully vested;

    (iv) to nine employees who were hired subsequent to January 1, 1998, to purchase 137,800 shares of the Company's Common Stock at prices ranging from $0.67 to $0.1562 per share. The options are vested 6.25% ninety days after each employee's date of hire, vest an additional 1/48 each month thereafter, are exercisable at vesting, and expire one year after fully vested.

Subsequent to December 31, 1998, management terminated the 1997 Stock Option Plan which had not been approved by the Company's shareholders within the time specified in the 1997 Plan. Therefore, all of the outstanding options issued pursuant to the 1997 Plan have been canceled. Effective March 1, 1999, the Company adopted a new stock option plan, the 1999 Stock Option Plan, authorizing the issuance of incentive stock options, non-statutory options and reload options to eligible persons as described in the 1999 Plan. Pursuant to the 1999 Plan, as of the date hereof, the Company has granted to members of its management and employees options to purchase an aggregate of 1,435,936 shares of Common Stock of the Company exercisable at prices ranging from $0.3438 to $0.1875 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth Common Stock ownership as of April 28, 1999, with respect to (i) each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person is 12801 North Stemmons Freeway, Suite 710, Farmers Branch, Texas 75234. Information with respect to the percent of class is based on 47,428,576 shares of the Company's Common Stock issued and outstanding as of April 28, 1999.

                                   Shares
                                Beneficially          Percentage of Shares
            Name                   Owned              Beneficially Owned
  ---------------------------    ----------        --------------------

  W. Curtis Overstreet(3)         4,750,000                7.15
  Benjamin Swirsky (4)            1,397,500                2.10
  Deane C. Watson, Jr.(5)         1,478,560                2.23
  Marcus R. Rowan(6)              2,502,417                3.77
  Richard A. Gray, Jr.(7)         2,833,333                4.27
  Directors and Officers as a
       group (8 persons)(8)      16,023,037               24.13

------------------------------

(1) Unless otherwise indicated below, the address of each person is c/o the Company at 12801 North Stemmons Freeway, Suite 710, Farmers Branch, Texas 75234. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Form 10-KSB upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Form 10-KSB have been exercised.

(3) Mr. Overstreet is the Company's current President and CEO, as well as a Director. Includes 4,750,000 shares of Common Stock underlying options exercisable until May 31, 2000, at an exercise price of $0.20 per share.

(4) Mr. Swirsky is the Company's current Chairman. Includes 897,500 shares of Common Stock underlying options and warrants exercisable until May 31, 2002, at an exercise price of $0.20 per share.

(5) Mr. Watson is a Director of the Company. Includes: (i) 583,333 shares of Common Stock underlying options and warrants exercisable until May 31, 2002, at an exercise price of $0.20 per share, (ii) 100,000 shares of Common Stock underlying warrants exercisable until January 29, 2000, at an exercise price of $0.01 per share, (iii) 200,000 shares of Common Stock owned by The Watson Family Trust, and (iv) 100,000 shares of Common Stock owned by The Watson Family Trust underlying warrants exercisable until September 9, 2001, at an exercise price of $0.10 per share.

(6) Mr. Rowan is the Company's current Vice Chairman. Includes 2,102,417 shares of Common Stock underlying options and warrants exercisable until May 31, 2002, at an exercise price of $0.20 per share.

(7) Mr. Gray is a Director of the Company. Includes: (i) 583,333 shares of Common Stock underlying options and warrants exercisable until May 31, 2002, at an exercise price of $0.20 per share, (ii) 100,000 shares of Common Stock owned by Mr. Gray's spouse, and (iii) 100,000 shares of Common Stock owned by The Gray Family Trust.

(8) Includes: (i) 11,616,583 shares of Common Stock underlying options and warrants exercisable until May 31, 2002, at an exercise price of $0.20 per share, (ii) 100,000 shares of Common Stock underlying warrants exercisable until January 29, 2000, at an exercise price of $0.01 per share, (iii) 200,000 shares of Common Stock owned by The Watson Family Trust, (iv) 100,000 shares of Common Stock owned by Mr. Gray's spouse,
         (v) 100,000 shares of Common Stock owned by The Gray Family Trust, and
         (vi) 100,000 shares of Common Stock owned by The Watson Family Trust underlying warrants exercisable until September 9, 2001, at an exercise price of $0.10 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During January and February of 1998, the Company entered into short-term notes payable with three directors with varying terms and maturities totaling $254,000. Additional terms and conditions of the loan agreements included (1) a conversion feature whereby the loans could be converted to shares of the Company's Common Stock at $0.20 per share and (2) the issuance of warrants to purchase an aggregate of 175,000 shares of the Company's Common Stock at prices ranging from $0.20 to $0.01 per share. On March 26, 1998, the Company issued 1,000,000 shares of its Common Stock to the three directors in connection with the first March 1998 private offering and pursuant to the conversion feature contained in the loan agreements. The remaining balance of the notes payable not converted and accrued interest were paid in full effective April 22, 1998. Subsequent to December 31, 1998, on March 30 and 31, 1999, the Company issued 75,000 shares of its commons stock to two of the directors as a result of the exercise of warrants to purchase shares at $0.20 per share.

In addition to the directors discussed above, the Company issued 500,000 shares of its Common Stock to a director/shareholder at $0.20 per share under terms of the first March 1998 private offering which commenced March 9, 1998.

Effective March 25, 1998, the Company reached an agreement with its former principal executive officer, Mr. Richard G. Dews, regarding actions of Mr. Dews as Chairman and CEO, efforts by Mr. Dews to sell shares of the Company's Common Stock, originally acquired and restricted pursuant to Rule 144 of the Act, and claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, which was finalized on March 31, 1998, (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable warrant to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock, subject to Section 144 rules and regulations, at $0.25 per share, (4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts previously loaned to the Company by Mr. Dews,
(5) the Company released Mr. Dews from all claims arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews,
(6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay, and (7) pursuant to a promissory note dated March 25, 1998, no stated interest, the Company agreed to pay to Marilyn Johnson the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with the final payment of $250 being due on December 10, 2003. Attorney fees paid by the Company as a result of negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's Common Stock and (2) $210,523 paid in cash. One-half of the attorney fees paid related to this settlement were paid to a director of the Company, acting in the capacity of the Company's legal counsel.

In addition to the attorney fees discussed above, for the year ended December 31, 1998, the Company incurred fees totaling $37,639 related to legal services which were provided by a director of the Company acting in the capacity of the Company's legal counsel.

Effective July 1, 1998, the Company granted, to three directors, who had either been involved as Placement Agents in the two March 1998 private stock offerings or who had furnished consulting services to the Company, stock warrants to purchase an aggregate of 1,683,250 shares of the Company's Common Stock at $0.20 per share. The warrants were fully vested at the date of grant, and are exercisable on or before July 1, 2001.

Effective November 27, 1998, the Company entered into a short-term loan agreement whereby an officer/shareholder loaned the Company $30,000, bearing interest at 16% per annum, payable December 31, 1998. Additional terms and conditions of the loan agreement included payment of a $600 loan origination fee and issuance of a two-year warrant to purchase 3,000 shares of the Company's Common Stock at $0.01 per share. As of December 31, 1998, accrued expenses includes $1,060 in interest, including the loan origination fee. Subsequent to December 31, 1998, the loan, including accrued interest, was paid in full, and the warrant was exercised effective February 8, 1999.

During 1998, the Company paid fees totaling $24,584 to four directors in their capacity as directors.

Subsequent to December 31, 1998, effective January 29, 1999, the Company entered into a short-term loan agreement whereby an officer/shareholder loaned the Company $30,000, bearing interest at 16% per annum. Additional terms and conditions of the loan agreement included payment of a $600 loan origination fee and issuance of a two-year warrant to purchase 3,000 shares of the Company's Common Stock at $0.01 per share. The loan, including accrued interest, was paid in full, on March 15, 1999, and the warrant was exercised effective February 8, 1999.

Subsequent to December 31, 1998, effective February 8, 1999, the Company entered into a short-term loan agreement whereby a director/shareholder loaned the Company $25,000, bearing interest at 10% per annum, payable February 8, 2000. Additional terms and conditions of the loan agreement included the issuance of a two-year warrant to purchase 50,000 shares of the Company's Common Stock at $0.01 per share. The warrant was exercised effective February 25, 1999.

Subsequent to December 31, 1998, effective March 15, 1999, the Company issued 160,000 shares of its Common Stock to an officer/shareholder at $0.125 per share under terms of a private offering. In a related transaction, the Company granted to the officer/shareholder a two-year warrant to purchase 32,000 shares of its Common Stock at $0.20 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The financial statements listed on the index to financial statements on Page F-1 are filed as part of this Form 10-KSB.

(c)      Exhibits

         3.1      Articles of Incorporation, as amended (1)

         3.2      By-Laws (1)

         4.1      Form of Common Stock Certificate (1)

         10.1 Agreement for the Exchange of Common Stock between New York Acquisitions Inc. and MigraTEC Inc. (formerly One Up Corporation) dated February 29, 1996 (1)

         10.2 Commercial Lease Agreement between the Company and TDC Dallas Partners No. 2 Ltd. dated April 7, 1997 (1)

         10.3 Employment Agreement between the Company and W. Curtis Overstreet dated April 10, 1997 (1)

         10.4 Employment Agreement between the Company and Joseph B. Meredith dated June 1, 1997 (1)

         10.5 Employment Agreement between the Company and Rick J. Johnson dated July 1, 1997 (1)

         10.6 Employment Agreement between the Company and Mark C. Myers dated April 1, 1998 (1)

         10.7 Settlement Agreement between the Company and Richard G. Dews dated March 25, 1998 (1)

         10.8 Strategic Product Assessment Report prepared for the Company by Deloitte & Touche Consulting Group dated April 6, 1998 (1)

         10.9 Agreement between the Company and Reasoning Inc. dated August 4, 1998 (1)

         10.10 Agreement between the Company and Electronic Data Systems Corporation dated September 1, 1998 (1)

         24.1 Power of Attorney relating to the signing of amendments hereto is incorporated in the signature pages of this Form 10-KSB

         27.1     Financial Data Schedule (2)

         --------------------

              (1) Incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated May 7, 1999, File No. 333-65093.

              (2) Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 1999.

                                       MIGRATEC, INC.

                                       By: /s/ W. CURTIS OVERSTREET
                                           -------------------------------------
                                           W. Curtis Overstreet, President
                                           and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

By: /s/ W. CURTIS OVERSTREET                                                    05/12/99
    -------------------------------                                            ----------
    W. Curtis Overstreet                 President, Chief Executive             Dated
                                         Officer, Principal Executive
                                         Officer, and Director

By: /s/ BENJAMIN SWIRSKY                                                        05/12/99
    -------------------------------                                            ----------
    Benjamin Swirsky                     Chairman of the Board and              Dated
                                         Director

By: /s/ RICK J. JOHNSON                                                         05/12/99
    -------------------------------                                            ----------
    Rick J. Johnson                      Chief Operating Officer                Dated


By: /s/ MARK C. MYERS                                                           05/12/99
    -------------------------------                                            ----------
    Mark C. Myers                        Chief Financial Officer,               Dated
                                         Principal Financial Officer,
                                         and Secretary

By: /s/ CYNTHIA K. ALDERMAN                                                     05/12/99
    -------------------------------                                            ----------
    Cynthia K. Alderman                  Chief Accounting Officer               Dated


By: /s/ DEANE WATSON, JR.                                                       05/12/99
    -------------------------------                                            ----------
    Deane Watson, Jr.                    Director                               Dated


By: /s/ MARCUS R. ROWAN                                                         05/12/99
    -------------------------------                                            ----------
    Marcus R. Rowan                      Vice Chairman of the Board             Dated
                                         and Director

By: /s/ RICHARD A. GRAY, JR.                                                    05/12/99
    -------------------------------                                            ----------
    Richard A. Gray, Jr.                 Director                               Dated

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

Report of Independent Certified Public Accountants                                                F-2

Financial Statements

         Consolidated Balance Sheets                                                              F-3

         Consolidated Statements of Operations                                                    F-4

         Consolidated Statements of Stockholders' Deficit                                         F-5

         Consolidated Statements of Cash Flows                                                    F-6

         Notes to Consolidated Financial Statements                                               F-7
                                                                                                through
                                                                                                  F-26

EXHIBITS

(11)     Computations of Net Loss Per Share                                                       F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
MigraTEC, Inc.

We have audited the consolidated balance sheets of MigraTEC, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MigraTEC, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses in 1998 and 1997, net capital deficiency, amounts due in the short term under notes payable, and the outstanding contingencies raise substantial doubt about the Company's ability to continue as a going concern. Management plans as to these matters are also described in
Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of the uncertainty.



                                       KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
April 19, 1999

                        MIGRATEC, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS                                                 1998                1997
                                                                                         -----------         -----------

 CURRENT ASSETS
      Cash                                                                               $    17,389         $     4,076
      Accounts receivable - billed, net of allowance for
           doubtful accounts of $0 and $123,720 respectively                                 279,268             394,755
      Accounts receivable - unbilled                                                          10,000                  --
      Shareholder advance                                                                      3,766               3,766
      Restricted cash                                                                             --              28,150
      Deferred tax asset                                                                          --               9,024
      Other current assets                                                                    29,624              16,600
                                                                                         -----------         -----------
           Total current assets                                                              340,047             456,371

 PROPERTY AND EQUIPMENT, NET                                                                 198,702             452,555

 OTHER ASSETS
      Financing fees                                                                          33,794             101,382
      Other assets                                                                            21,548              21,548
                                                                                         -----------         -----------
           Total other assets                                                                 55,342             122,930
                                                                                         -----------         -----------

           Total Assets                                                                  $   594,091         $ 1,031,856
                                                                                         ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
      Cash overdraft                                                                     $        --         $   112,963
      Notes payable, net of discount of $25,359 and $0, respectively,
           including $30,000 and $63,276, respectively, due to shareholders                1,297,579             338,276
      Transfer liability                                                                          --             187,500
      Accounts payable
                                                                                             347,294             779,904
      Accrued expenses                                                                       159,069             404,258
      Obligation under capital lease                                                          27,105              25,267
      Customer deposits in excess of unbilled receivables                                         --             171,365
                                                                                         -----------         -----------
           Total current liabilities                                                       1,831,047           2,019,533

 LONG-TERM LIABILITIES
      Long-term portion of notes payable, net of discount of $0 and $76,077,
 respectively                                                                                 56,165           1,036,423
      Long-term portion of obligation under capital lease                                     14,283              41,388
      Deferred tax liability                                                                      --               9,024
                                                                                         -----------         -----------
           Total long-term liabilities                                                        70,448           1,086,835

 MINORITY INTEREST                                                                            (3,752)             (3,752)

 COMMITMENTS AND CONTINGENCIES (NOTES 3, 10, AND 16)

 REDEEMABLE CONVERTIBLE 12%  PREFERRED STOCK; $1,000  PAR VALUE; 1,000,000
      SHARES AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
      NONE ISSUED OR OUTSTANDING                                                                  --                  --

 STOCKHOLDERS'  DEFICIT
      Common stock; no par value; 200,000,000 shares authorized;
           54,421,618 and 30,199,154 shares issued in 1998 and 1997, respectively          7,041,890           2,197,640
      Additional paid-in capital                                                             886,458             796,263
      Treasury stock, at cost (9,864,449 and 854,903 shares, respectively)                (1,777,891)         (1,068,629)
      Accumulated deficit                                                                 (7,454,109)         (3,996,034)
                                                                                         -----------         -----------
           Total stockholders' deficit                                                    (1,303,652)         (2,070,760)
                                                                                         -----------         -----------
           Total Liabilities and Stockholders'  Deficit                                  $   594,091         $ 1,031,856
                                                                                         ===========         ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                        MIGRATEC, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                     Years Ended December 31, 1998 and 1997

                                                                                           1998                 1997
                                                                                       ------------         ------------

 REVENUES                                                                              $  1,454,150         $  2,045,607

 COSTS AND EXPENSES
      Salaries and benefits                                                               1,626,335            2,084,146
      Contract labor                                                                        571,176              672,475
      General and administrative                                                            273,178              345,690
      Advertising and marketing                                                              97,029               17,086
      Travel                                                                                 15,973               39,749
      Rent                                                                                  127,800              186,899
      Depreciation and amortization                                                         156,167              233,962
      Legal and professional fees                                                           409,206              211,936
      Year 2000 program costs                                                             1,462,741              293,604
      Provision for contract losses                                                              --                6,800
      Bad debt expense                                                                        1,725              123,720
      Loss on release of assets                                                                  --              284,573
                                                                                       ------------         ------------
           Total operating expenses                                                       4,741,330            4,500,640
                                                                                       ------------         ------------
      Loss from operations                                                               (3,287,180)          (2,455,033)

 OTHER INCOME (EXPENSES)
      Interest income                                                                         9,102                1,281
      Miscellaneous income                                                                    4,807                   --
      Interest expense                                                                     (234,534)            (156,175)
      Financing fees                                                                       (120,363)            (108,806)
      Financing fees, related parties                                                       (19,420)                  --
      Gain (loss) on sale of assets                                                         (93,486)               8,392
                                                                                       ------------         ------------
           Total other income (expenses)                                                   (453,894)            (255,308)
      Minority interest in (income) loss of consolidated subsidiary                              --                9,384
                                                                                       ------------         ------------

      Loss before income taxes and extraordinary item                                    (3,741,074)          (2,700,957)

      Provision for income tax expense (benefit)                                                 --                   --
                                                                                       ------------         ------------

      Net loss before extraordinary item                                                 (3,741,074)          (2,700,957)

      Extraordinary income from forgiveness of debt (net of income taxes of $0)             282,999              183,351
                                                                                       ------------         ------------

      Net loss                                                                         $ (3,458,075)        $ (2,517,606)
                                                                                       ============         ============


 Loss before extraordinary item per common share                                       $     (0.093)        $     (0.100)
                                                                                       ============         ============
 Extraordinary income per common share                                                 $      0.007         $      0.006
                                                                                       ============         ============
 Net loss per common share (basic and diluted)                                         $     (0.086)        $     (0.094)
                                                                                       ============         ============

 Weighted average common shares and common
      equivalents outstanding                                                            40,220,420           26,910,116
                                                                                       ============         ============


       The accompanying notes are an integral part of these consolidated financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Deficit
                     Years Ended December 31, 1998 and 1997

                                                         Common              Common                               Treasury
                                                         Stock               Stock            Treasury             Stock
                                                         Issued              Amount            Stock               Amount
                                                       -----------        -----------        -----------         -----------
 Balance at January 1, 1997                             18,002,253        $ 1,166,960           (854,903)        $(1,068,629)
 Issuance of stock to employees under the
      Employee Stock Purchase Plan for cash                 13,367              5,080                 --                  --

 Issuance of stock in connection with the
      conversion of debentures                          10,291,534            525,000                 --                  --

 Issuance of stock in connection with the
      exercise of warrants for cash                         60,000                600                 --                  --

 Issuance of stock in connection with private
      placements for cash                                1,800,000            500,000                 --                  --

 Issuance of stock for services rendered                    32,000                 --                 --                  --

 Discount related to issuance of Secured
      Promissory Notes with Warrants                            --                 --                 --                  --

 Net loss                                                       --                 --                 --                  --
                                                       -----------        -----------        -----------         -----------
 Balance at December 31, 1997                           30,199,154          2,197,640           (854,903)         (1,068,629)

 Issuance of stock in connection with private
      placements for cash                               22,790,000          4,558,000                 --                  --

 Issuance of stock in connection with
      conversion of debt to equity                       1,375,000            275,000                 --                  --

 Issuance of stock in connection with the
      exercise of options and warrants for cash             54,000             11,250                 --                  --

 Treasury stock received in exchange for cash                   --                 --         (9,400,000)           (740,000)

 Issuance of stock for services rendered                        --                 --            390,454              30,738

 Issuance of warrants for computer
      consulting services rendered                              --                 --                 --                  --

 Issuance of warrants for financing fees                        --                 --                 --                  --

 Issuance of stock to employees under the
      Employee Stock Purchase Plan -
      shares matched by employer                             3,464                 --                 --                  --

 Net loss                                                       --                 --                 --                  --
                                                       -----------        -----------        -----------         -----------
 Balance at December 31, 1998                           54,421,618        $ 7,041,890         (9,864,449)        $(1,777,891)
                                                       ===========        ===========        ===========         ===========

                                                       Additional
                                                        Paid-in           Accumulated
                                                        Capital            Deficit               Total
                                                       -----------        -----------         -----------
 Balance at January 1, 1997                            $   712,186        $(1,478,428)        $  (667,911)
 Issuance of stock to employees under the
      Employee Stock Purchase Plan for cash                     --                 --               5,080

 Issuance of stock in connection with the
      conversion of debentures                                  --                 --             525,000

 Issuance of stock in connection with the
      exercise of warrants for cash                             --                 --                 600

 Issuance of stock in connection with private
      placements for cash                                       --                 --             500,000

 Issuance of stock for services rendered                     8,000                 --               8,000

 Discount related to issuance of Secured
      Promissory Notes with Warrants                        76,077                 --              76,077

 Net loss                                                       --         (2,517,606)         (2,517,606)
                                                       -----------        -----------         -----------
 Balance at December 31, 1997                              796,263         (3,996,034)         (2,070,760)

 Issuance of stock in connection with private
      placements for cash                                       --                 --           4,558,000

 Issuance of stock in connection with
      conversion of debt to equity                              --                 --             275,000

 Issuance of stock in connection with the
      exercise of options and warrants for cash                 --                 --              11,250

 Treasury stock received in exchange for cash                   --                 --            (740,000)

 Issuance of stock for services rendered                        --                 --              30,738

 Issuance of warrants for computer
      consulting services rendered                          18,000                 --              18,000

 Issuance of warrants for financing fees                    72,195                 --              72,195

 Issuance of stock to employees under the
      Employee Stock Purchase Plan -
      shares matched by employer                                --                 --                  --

 Net loss                                                       --         (3,458,075)         (3,458,075)
                                                       -----------        -----------         -----------
 Balance at December 31, 1998                          $   886,458        $(7,454,109)        $(1,303,652)
                                                       ===========        ===========         ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                        MIGRATEC, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                     Years Ended December 31, 1998 and 1997


                                                                                          1998                 1997
                                                                                       -----------         -----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(3,458,075)        $(2,517,606)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                       156,167             233,962
       (Gain) loss on sale and disposal of assets
                                                                                            93,486             276,181
       Assets given in lieu of wages, net                                                       --              14,233
       Bad debt expense                                                                      1,725             123,720
       Financing fees                                                                       67,588              68,250
       Warrants issued for financing fees                                                   72,195                  --
       Amortization of discount on notes payable                                            50,718                  --
       Common stock and warrants issued for goods and services                              48,738               8,000
       Minority interest                                                                        --              (9,384)
       Extraordinary income from forgiveness of debt                                      (282,999)           (183,351)
       Change in assets and liabilities:
          (Increase) decrease in accounts receivable - billed                              113,762            (402,318)
          (Increase) decrease in accounts receivable - unbilled                            (10,000)            203,070
          Decrease in income tax refund receivable                                              --             507,733
          (Increase) decrease in restricted cash                                            28,150             (28,150)
          Increase in other current assets                                                 (13,024)            (11,773)
          Increase in other assets                                                              --            (122,930)
          Increase (decrease) in accounts payable                                         (149,611)             92,896
          Increase (decrease) in accrued expenses                                         (158,586)            101,255
          Decrease in customer deposits in excess of unbilled receivables                 (171,365)           (507,085)
                                                                                       -----------         -----------
       Total adjustments                                                                  (153,056)            364,309
                                                                                       -----------         -----------
       Net cash used by operating activities                                            (3,611,131)         (2,153,297)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                         --             (46,726)
    Sales of property and equipment                                                          4,200              15,700
                                                                                       -----------         -----------
       Net cash provided (used) in investing activities                                      4,200             (31,026)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in cash overdraft                                                 (112,963)            112,963
    Proceeds from notes payable, excluding shareholder amounts                             854,000             575,000
    Proceeds from (repayment of) transfer of accounts receivable with recourse            (187,500)            187,500
    Proceeds from other debt financing                                                          --           1,112,500
    Proceeds from issuance of common stock                                               4,569,250             505,680
    Purchase of treasury stock                                                            (740,000)                 --
    Payments under obligations of capital lease                                            (25,267)            (34,724)
    Proceeds from (repayment of) shareholder advances                                      (33,276)             (5,406)
    Repayment of notes payable, excluding shareholder amounts                             (704,000)           (302,053)
                                                                                       -----------         -----------
       Net cash provided in financing activities                                         3,620,244           2,151,460
                                                                                       -----------         -----------

       Net increase (decrease) in cash                                                      13,313             (32,863)

 Cash - beginning                                                                            4,076              36,939
                                                                                       -----------         -----------

 Cash - ending                                                                         $    17,389         $     4,076
                                                                                       ===========         ===========

 SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                                   $   192,067         $    41,809
                                                                                       ===========         ===========
       Income taxes paid                                                               $        --         $        --
                                                                                       ===========         ===========

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of stock in connection with the conversion of debentures               $        --         $   525,000
                                                                                       ===========         ===========
       Equipment obtained under capital lease                                          $        --         $   101,379
                                                                                       ===========         ===========
       Issuance of stock upon conversion of debt to equity                             $   275,000         $        --
                                                                                       ===========         ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                        MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1.  BACKGROUND AND BUSINESS ACTIVITY

MigraTEC, Inc., was organized under the laws of the state of Florida on February 24, 1989. MigraTEC, Inc., was a development stage enterprise until it acquired a privately-owned, Texas-based company on February 29, 1996. At that time, MigraTEC, Inc. ("MigraTEC") (then a privately-held Texas corporation) entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly-held "shell" Florida corporation. MigraTEC became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of MigraTEC. The name New York Acquisitions, Inc., was amended to One Up Corporation and then subsequently to MigraTEC, Inc. For accounting purposes, the reorganization of MigraTEC and the public company is regarded as an acquisition by the public company of all of the outstanding stock of MigraTEC, and is accounted for as a recapitalization of the public company with MigraTEC as the acquirer (a reverse acquisition).

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

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 1.  BACKGROUND AND BUSINESS ACTIVITY (CONTINUED)

MigraTEC is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. One Up Computer Services, Ltd., was incorporated under the laws of the Province of Ontario, Canada, in October 1992. The operations of One Up Computer Services, Ltd., in the past had not been significant to the operations of MigraTEC. Early in the first quarter of 1997, One Up Computer Services, Ltd., ceased operations.

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

Software Development Costs

During 1998 and 1997 the Company expensed $1,462,741 and $293,604 of costs, respectively, in connection with its Year 2000 program. The Company begins to capitalize costs for the development of any new software after technological feasibility has been established. Costs for newly developed software will be amortized over the estimated economic life of the software from the time that a particular product is developed.

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

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue as services are performed in accordance with the terms as set forth in their contract agreements. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. At December 31, 1998 and 1997, accrued expenses include approximately $0 and $6,800, respectively, of additional direct labor costs that exceed related contract revenues.

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

Loss Per Share

Loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. The effect of outstanding warrants and options on the net loss for 1998 and 1997 would be anti-dilutive and, accordingly, they are not included in the computation of weighted average shares for the years ended December 31, 1998 and 1997.

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

The Company recognizes revenue as services are performed. Estimated losses are recorded in the period determined. Revenue or losses could change if estimates of percentage complete on contracts changes due to delays or unforeseen problems.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company measures compensation cost for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The difference, if any, between the fair value of the stock on the date of grant over the amount received for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied (See Note 13).

Adoption of New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." This statement is required to be adopted for fiscal years beginning after December 15, 1998, and requires the expensing of all start-up costs, as defined, as they are incurred. The Company has voluntarily applied accounting policies consistent with SOP 98-5 for the years ended December 31, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non-owner sources. The Statement is effective for the Company's fiscal year ended December 31, 1998. There was no impact to the Company's disclosure as a result of adopting this standard.

Reclassifications

Certain amounts recorded in prior periods have been reclassified to conform to the current classification.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 3.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $3,458,075 and used operating cash of $3,611,131 for the year ended December 31, 1998. In addition, the Company's current liabilities exceed current assets by $1,491,000 at December 31, 1998, and the Company was unable to meet certain debt maturities at December 31, 1998. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on its ability to effectively penetrate the market for software migration services, related products, and Year 2000 software products and services. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient sales revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

Recently, the Company began reengineering its business focus, shifting its strategic approach to exploiting its technology through the development of strategic relationships. To continue to fund its operations for 1999, the Company has (1) completed a private offering during March 1999 which yielded gross proceeds of $241,313 (unaudited), (2) entered into several short-term notes payable during the first quarter of 1999 with certain investor groups, including one director and one officer, totaling $447,500 (unaudited), and (3) received gross proceeds of $47,537 (unaudited) for the exercise of warrants relating to various short-term notes payable and the exercise of consultant and employee stock options. Most recently, the Company has begun the process of obtaining additional capital through a private offering whereby the Company plans to issue up to 6,000,000 shares of its Common Stock at $0.125 per share. In addition, if needed, the Company is considering issuing additional equity through a private offering during the second half of 1999 in an amount sufficient to meet the Company's current operating expenses until such time that product revenues begin to ramp up. Management anticipates that its efforts will move the Company forward with a focus on achieving improved operating performance by the end of 1999.

The anticipated increase in revenues coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999, although no assurances can be given regarding such increase. While much remains to be accomplished, management believes that the Company has made significant progress towards stabilization. While the success of the Company will in part depend upon its ability to market and sell its products and services, management believes that the successful implementation of its plan to shift the Company's strategic approach to exploiting its technology through strategic relationships, should move the Company forward with a focus on achieving profitability by the end of 1999. The anticipated increase in revenues coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999. However, there can be no assurance that the Company will generate an increase in revenues or earnings, or achieve improved operating performance or results.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 3.  GOING CONCERN UNCERTAINTY (CONTINUED)

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1998 and 1997:

                                                         1998                       1997
                                                     -----------                -----------
Furniture and equipment                              $   697,312                $   904,127
Equipment under capital lease                            101,379                    101,379
Leasehold improvements                                    30,746                     30,746
                                                     -----------                -----------
                                                         829,437                  1,036,252
Less accumulated depreciation and amortization          (630,735)                  (583,697)
                                                     -----------                -----------
                                                     $   198,702                $   452,555
                                                     ===========                ===========

Depreciation expense for the years ended December 31, 1998 and 1997, was $120,573 and $166,790, respectively. Amortization expense on equipment under capital lease and leasehold improvements was $35,594 and $67,172, as of December 31, 1998 and 1997, respectively.

NOTE 5.  NOTES PAYABLE

The notes payable at December 31, 1998 and 1997, includes the following:

                                                                                    1998                1997
                                                                                ------------        ------------
    (i) a note payable to an officer/shareholder, dated November 27, 1998,
        bearing interest at 16% per annum, payable December 31, 1998            $     30,000        $      -

    (ii) a note payable to a third party, dated December 4, 1998, bearing interest at 16% per annum, collateralized by all assets owned or
        thereafter acquired, payable December 31, 1999                               150,000               -

    (iii) a note payable to a former employee, dated March 25, 1998, bearing
        interest at 14% per annum, payable December 10, 2003                          42,603               -

    (iv) a note payable to a third party, dated October 29, 1998, payable
        October 10, 2000                                                              44,000               -

                         MIGRATEC, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1998 and 1997


NOTE 5.  NOTES PAYABLE (CONTINUED)

                                                                                              1998              1997
                                                                                          ------------      ------------
    (v) Senior Secured Promissory Notes, in the amount of $1,112,500, less discount of $25,359 and $76,077, respectively, collateralized by accounts receivable, equipment, and intellectual property, payable
        July 1, 1999                                                                         1,087,141         1,036,423

    (vi) a note payable to a third party, dated June 10, 1997, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired, originally payable September 10, 1997, and subsequently
        extended to April 15, 1998                                                                --             100,000

    (vii) a note payable to a third party, dated August 25, 1997, bearing
        interest at 18% per annum, payable November 26, 1997                                      --             100,000

    (viii) a note payable to a third party, dated September 1, 1997, bearing
        interest at 16% per annum, payable November 30, 1997                                      --              75,000

    (ix) a note payable to a former officer/shareholder, dated September 27,
        1997, bearing interest at 8% per annum, payable on demand                                 --              10,161

    (x) a note payable to a former officer/shareholder, dated August 15, 1996,
        bearing interest at 8% per annum, payable on demand                                       --              53,115

                                                                                         -------------      ------------
                                                                                             1,353,744         1,374,699
        Less current portion                                                                (1,297,579)         (338,276)
                                                                                          ------------      ------------
        Long-term portion                                                                 $     56,165      $  1,036,423
                                                                                          ============      ============

A summary of the future maturities of the notes are as follows:

   Year ended December 31,
            1999                 $1,297,579
            2000                     27,400
            2001                      8,505
            2002                      9,775
            2003                     10,485
                                 ----------
                                 $1,353,744
                                 ==========

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 6.  CAPITAL LEASE

The Company acquired office equipment under the provisions of a long-term capital lease. For financial reporting purposes, minimum lease payments relating to the office equipment have been capitalized. The lease expires in June 2000.

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at December 31, 1998, are as follows:


  1999                                        $   29,156
  2000                                            14,578
                                              ----------
  Total minimum lease payments                    43,734
  Amount representing interest                    (2,346)
                                              ----------
  Net present value of the future minimum
       lease payments (including current
       portion of $27,105)                    $   41,388
                                              ==========

NOTE 7.  INCOME TAXES

Deferred tax assets and liabilities at December 31, 1998 and 1997, consist of the following:


                                                      1998             1997
                                                  -----------      -----------
Current deferred tax asset                        $    24,600      $   106,424
Current deferred tax liability                        (22,745)         (22,745)
Valuation allowance                                    (1,855)         (74,655)
                                                  -----------      -----------
Net cur  rent deferred tax asset (liability)      $      --        $     9,024
                                                  ===========      ===========

Noncurrent deferred tax asset                     $ 2,400,559      $ 1,161,802
Noncurrent deferred tax liability                        --            (22,745)
Valuation allowance                                (2,400,559)      (1,148,081)
                                                  -----------      -----------
Net noncurrent deferred tax asset (liability)     $      --        $    (9,024)
                                                  ===========      ===========

The current deferred tax asset results primarily from accrued salaries, the allowance for doubtful accounts, and other expenses not currently deductible for tax purposes. The current deferred tax liability results from an adjustment for the change from the cash to the accrual method for federal income tax purposes in a prior year. The noncurrent deferred tax asset results primarily from differences in depreciation rates for book and federal income tax purposes and the benefit of net operating losses. The remaining net current and long-term deferred tax assets have a 100% valuation allowance recorded against them due to the uncertainty of generating future taxable income. The valuation allowance increased from December 31, 1997, to December 31, 1998, by $1,179,678.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1998 and 1997


NOTE 7.  INCOME TAXES (CONTINUED)

The Company's income tax expense (benefit) for the years ended December 31, 1998 and 1997, differed from the statutory federal rate of 34 percent as follows:


                                               1998              1997
                                            -----------      -----------
Statutory rate applied to income (loss)
     before income taxes                    $(1,175,745)     $  (918,325)
Increase (decrease) in income taxes:
     Penalties and interest                        --              1,847
     Valuation allowance                      1,179,678          838,274
     Extraordinary item                            --             62,339
     Amounts not deductible for
          federal income tax purposes
          and other                              (3,933)          15,865
                                            -----------      -----------
Income tax expense (benefit)                $      --        $      --
                                            ===========      ===========

Net operating losses generated through December 31, 1998, eligible to be carried forward to future years of approximately $6,900,000 (subject to limitations of Internal Revenue Code Section 382) will expire between 2010 and 2013.

NOTE 8.  RELATED PARTY TRANSACTIONS

During January and February of 1998, the Company entered into short-term notes payable with three directors with varying terms and maturities totaling $254,000. Additional terms and conditions of the loan agreements included (1) a conversion feature whereby the loans could be converted to shares of the Company's Common Stock at $0.20 per share and (2) the issuance of warrants to purchase an aggregate of 175,000 shares of the Company's Common Stock at prices ranging from $0.20 to $0.01 per share. On March 26, 1998, the Company issued 1,000,000 shares of its Common Stock to the three directors in connection with the first March 1998 private offering and pursuant to the conversion feature contained in the loan agreements. The remaining balance of the notes payable not converted and accrued interest were paid in full effective April 22, 1998. Subsequent to December 31, 1998, on March 30 and 31, 1999, the Company issued 75,000 shares of its commons stock to two of the directors as a result of the exercise of warrants to purchase shares at $0.20 per share.

In addition to the directors discussed above, the Company issued 500,000 shares of its Common Stock to a director/shareholder at $0.20 per share under terms of the first March 1998 private offering which commenced March 9, 1998.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997

NOTE 8.  RELATED PARTY TRANSACTIONS (CONTINUED)

Effective March 25, 1998, the Company reached an agreement with its former principal executive officer, Mr. Richard Dews, regarding actions of Mr. Dews as Chairman and CEO, efforts by Mr. Dews to sell shares of the Company's Common Stock, originally acquired and restricted pursuant to Rule 144 of the Act, and claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, which was finalized on March 31, 1998, (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable warrant to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock, subject to Section 144 rules and regulations, at $0.25 per share, (4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts previously loaned to the Company by Mr. Dews,
(5) the Company released Mr. Dews from all claims arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews,
(6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay, and (7) pursuant to a promissory note dated March 25, 1998, no stated interest, the Company agreed to pay to Marilyn Johnson the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with the final payment of $250 being due on December 10, 2003. Attorney fees paid by the Company as a result of negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's Common Stock and (2) $210,523 paid in cash. One-half of the attorney fees paid related to this settlement were paid to a director of the Company, acting in the capacity of the Company's legal counsel.

In addition to the attorney fees discussed above, for the year ended December 31, 1998, the Company incurred fees totaling $37,639 related to legal services which were provided by a director of the Company acting in the capacity of the Company's legal counsel.

Effective July 1, 1998, the Company granted, to three directors, who had either been involved as Placement Agents in the two March 1998 private stock offerings or who had furnished consulting services to the Company, stock warrants to purchase an aggregate of 1,683,250 shares of the Company's Common Stock at $0.20 per share. The warrants were fully vested at the date of grant, and are exercisable on or before July 1, 2001.

Effective July 15, 1998, the balances remaining due as of December 31, 1997, to a shareholder/ former officer for amounts previously advanced to the Company of $10,153 and for back wages of $24,417 were paid in full.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997

NOTE 8.  RELATED PARTY TRANSACTIONS (CONTINUED)

Effective November 27, 1998, the Company entered into a short-term loan agreement whereby an officer/shareholder loaned the Company $30,000, bearing interest at 16% per annum, payable December 31, 1998. Additional terms and conditions of the loan agreement included payment of a $600 loan origination fee and issuance of a two-year warrant to purchase 3,000 shares of the Company's Common Stock at $0.01 per share. As of December 31, 1998, accrued expenses includes $1,060 in interest, including the loan origination fee. Subsequent to December 31, 1998, the loan, including accrued interest, was paid in full, and the warrant was exercised effective February 8, 1999.

During 1998, the Company paid fees totaling $24,584 to four directors in their capacity as directors.

NOTE 9.  STOCKHOLDERS DEFICIT AND STOCK OPTIONS

Pursuant to the terms and conditions of certain short-term loans made to the Company by certain investor groups, including three directors and one officer, during 1998 the Company granted 468,000 stock warrants, fully vested at date of grant, to purchase shares of its Common Stock with varying exercise prices and terms. On March 9, 1998, the Company issued 22,500 shares of its Common Stock as a result of the exercise of warrants to purchase shares at $0.01 per share. On February 8, 1999, the Company issued 33,000 shares of its Common Stock to certain investor groups, including one officer, as a result of the exercise of warrants to purchase shares at $0.01 per share. As a result of issuing these warrants with exercise amounts below fair value, the Company booked a charge to financing fees of $72,195. On March 30 and 31, 1999, the Company issued 112,500 shares to certain investor groups, including two directors, of its Common Stock as a result of the exercise of warrants to purchase shares at $0.20 per share. As of the date of this report, 300,000 of the aforementioned warrants remain unexercised and outstanding.

On March 31, 1998, pursuant to the terms and conditions of an agreement reached with its former principal executive officer, Mr. Richard G. Dews, effective March 25, 1998 (See Note 8), (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, and (2) the Company issued to Mr. Dews a transferable warrant to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock at $0.25 per share. Additionally, pursuant to an agreement with the Company's legal counsel, the Company satisfied a portion of the attorney fees incurred by the Company as a result of negotiating the settlement with Mr. Dews through the transfer of 390,454 shares of the Company's Common Stock.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 9.  STOCKHOLDERS DEFICIT AND STOCK OPTIONS (CONTINUED)

Effective April 1, 1998, pursuant to the terms of a one-year employment agreement, the Company granted options to purchase 900,000 shares of the Company's Common Stock at an exercise price of $0.20 per share to its Chief Financial Officer. The options vest at the rate of 1/24 per month beginning April 1, 1998, and are exercisable at vesting at any time during employment.

Effective April 30, 1998, the exercise price of 500,000 warrants (previously granted to the Placement Agent for the Regulation S Offering, which commenced in November 1996 to raise debt financing) was reduced from $0.50 to $0.40 per share.

Effective May 1, 1998, the Company granted stock options to three officers to purchase an aggregate of 8,700,000 shares of the Company's Common Stock at $0.20 per share. The options were 50% vested at May 1, 1998, and vest an additional 1/24 at the end of each month thereafter. Vested options are exercisable at any time during employment. These new options replace those which had been previously granted, and have been canceled, during the second quarter of 1997 to the three officers at per share prices ranging from $0.31 to $0.37, and which contained an anti-dilutive clause that increased the number of options available for exercise upon recapitalization, stock split, stock dividend, or issuance of stock below fair market value. These new options contain no such anti-dilutive clause. In addition, the options previously granted vested over a shorter period of time, and would have been fully vested by June 13, 1999. At April 15, 1998, the number of options that would have been available to the three officers pursuant to the canceled second quarter 1997 grant totaled approximately 6,000,000.

Effective May 1, 1998, the Company granted stock warrants to four directors to purchase an aggregate of 4,300,000 shares of the Company's Common Stock at $0.20 per share. The warrants vest 1/24 at the end of each month beginning May 31, 1998, and expire on May 31, 2002. Approximately one-half of these new warrants replace those that had been previously granted to the chairman of the board and another director during the second quarter of 1997. The warrants previously granted (which were to purchase 75,000 shares of the Company's Common Stock at $0.35 per share, were fully vested at date of grant, and expired after three years) have been canceled.

Effective July 1, 1998, the Company granted, to various individuals, including three directors, who had either been involved as Placement Agents in the two March 1998 private stock offerings or who had furnished consulting services to the Company, stock warrants to purchase an aggregate of 2,147,750 shares of the Company's Common Stock at $0.20 per share. The warrants were fully vested at the date of grant, and are exercisable on or before July 1, 2001.

Effective July 28, 1998, the Company canceled warrants previously granted to a consultant to purchase 15,000 and 50,000 shares at $0.50 and $0.75 per share, respectively.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997

NOTE 9.  STOCKHOLDERS DEFICIT AND STOCK OPTIONS (CONTINUED)

Effective October 5, 1998, pursuant to the terms of a Work for Hire Agreement between the Company and two consultants, whereby the Company received certain computer consulting services from the consultants, the Company granted to the consultants stock warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at $0.12 per share. The warrants were fully vested at the date of grant, and are exercisable on or before November 19, 2000.

In 1997, the Company adopted a new stock option plan, the 1997 Stock Option Plan, authorizing the issuance of incentive stock options, non-statutory options and reload options to eligible persons as described in the Plan. Pursuant to the Plan, the Company granted stock options during 1998 as follows:

   (i) to one individual who was employed as of January 1, 1998, to purchase 192,000 shares of the Company's Common Stock at $0.41 per share. The options vest at a rate of 1/48 each month, are exercisable at vesting, and expire one year after fully vested;

   (ii) to seven individuals who were employed as of May 1, 1998, to purchase 69,600 shares of the Company's Common Stock at $0.53 per share. The options vest at a rate of 1/48 each month, are exercisable at vesting, and expire one year after fully vested;

   (iii) to 20 individuals who were employed as of September 1, 1998, to purchase 787,392 shares of the Company's Common Stock at $0.23 per share. The options vest at a rate of 1/48 each month, are exercisable at vesting, and expire one year after fully vested;

   (iv) to nine employees who were hired subsequent to January 1, 1998, to purchase 137,800 shares of the Company's Common Stock at prices ranging from $0.67 to $0.1562 per share. The options are vested 6.25% ninety days after each employee's date of hire, vest an additional 1/48 each month thereafter, are exercisable at vesting, and expire one year after fully vested.

Subsequent to December 31, 1998, management terminated the 1997 Stock Option Plan which had not been approved by the Company's shareholders within the time specified in the 1997 Plan. Therefore, all of the outstanding options issued pursuant to the 1997 Plan have been canceled. Effective March 1, 1999, the Company adopted a new stock option plan, the 1999 Stock Option Plan, authorizing the issuance of incentive stock options, non-statutory options and reload options to eligible persons as described in the 1999 Plan. Pursuant to the 1999 Plan, as of the date hereof, the Company has granted to members of its management and employees options to purchase an aggregate of 1,435,936 shares of Common Stock of the Company exercisable at prices ranging from $0.3438 to $0.1875 per share.

                         MIGRATEC, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1998 and 1997

NOTE 9.  STOCKHOLDERS DEFICIT AND STOCK OPTIONS (CONTINUED)

Substantially all options and warrants granted during 1998 have exercise prices which approximate fair value at the date of grant.

On February 3, 1998, the Company issued to certain investor groups, including a director, 125,000 shares of its Common Stock at $0.20 per share under a private placement memorandum for total net cash proceeds of $25,000.

On March 9, 1998, the Company commenced the first of two private offerings (the "Offering #1"). The Offering #1 provided for up to 17,500,000 shares of the Company's Common Stock for a maximum of $3,500,000. The Offering #1 was offered on a "best efforts" basis. The Offering #1, which terminated March 26, 1998, after an eight day extension, yielded gross proceeds to the Company totaling $2,831,000. Included in the Offering #1 are 1,000,000 shares issued to three directors upon conversion of debt pursuant to terms and conditions contained in various loan agreements.

On March 30, 1998, the Company commenced the second private offering (the "Offering #2"). The Offering #2 provided for up to 8,500,000 shares of the Company's Common Stock for a maximum of $1,700,000. The Offering #2 was offered on a "best efforts" basis. The Offering #2, which terminated May 6, 1998, after a twenty-one day extension, yielded gross proceeds to the Company totaling $1,669,500. Included in the Offering #2 are 375,000 shares issued to two individuals upon conversion of debt pursuant to terms and conditions contained in various loan agreements.

On May 29, 1998, the Company issued 31,500 shares of its Common Stock to a former employee upon exercise of options previously granted to purchase shares at $0.35 per share.

During September 1998, the Company issued 1,537,500 shares of its Common Stock to 14 individual investors at $0.20 per share under terms of a private offering for total net cash proceeds of $307,500. In a related transaction, the Company granted warrants to purchase an aggregate of 1,000,000 shares of its Common Stock at $0.10 per share. The warrants expire September 9, 2001. Subsequent to December 31, 1998, effective February 8, 1999, the Company issued 50,000 shares of its Common Stock in connection with the exercise of a portion of the warrants (See Note 16).

During 1998, the Company issued to three former employees an aggregate of 3,464 shares of its Common Stock representing the Company's 50% matching of shares previously purchased by the employees pursuant to the terms of the Employee Stock Purchase Plan.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 10.  COMMITMENTS AND CONTINGENCIES

MigraTEC leases its present office facility under a noncancelable operating lease, which expires April 30, 2000. Future minimum commitments under this lease are as follows:


         Period ending December 31,
                  1999                             $   127,800
                  2000                                  42,600
                                                   -----------
                  Total                            $   170,400
                                                   ===========

Beginning in April and May of 1998, the Company entered into a series of one-year lease agreements with Green Tree Vendor Services and United Capital Leasing Corp. for various computer equipment at an average monthly cost of approximately $2,800.

During 1996 the Company entered into employment agreements with several key employees for a term of one year (automatically renewing each year), of which three remain employed by the Company to date. The total annual base salaries of the three remaining employees is approximately $225,000.

On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for unpaid business personal property taxes in the amount of $79,657, plus attorney's fees, court costs, penalties and interest. As of December 31, 1998, accounts payable includes $88,756 related to the property taxes. The case is presently awaiting trial, which has been set for May 22, 1999, as the Company continues its efforts to settle the suit.

In October 1998, the Company reached an agreement to settle the suit previously filed by Copelco Credit Corporation (seeking payment for the remainder of the balance due under a contract for leased copier equipment in the amount of $90,763 plus attorney fees, court costs and interest) for $51,000. The Company made an initial payment of $5,000 upon execution of the settlement agreement, and has agreed to make monthly payments in the amount of $2,000 on the tenth of each month for 23 months beginning December 10, 1998. The balance remaining at December 31, 1998, of $44,000 is included in the accompanying balance sheet as a note payable (See Note 5).

For the year ended December 31, 1998, the Company booked extraordinary income of $282,999 relating to forgiveness of debt. This income relates to reductions in amounts due to various vendors through renegotiation of terms.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

In April 1999, the Company reached an agreement to settle the suit previously filed by Business Aircraft Leasing, Inc., (seeking payment for unpaid fees relating to the Company's trade accounts payable of $29,349 plus attorney fees, litigation expenses and interest) for $35,000. The Company made an initial payment of $5,000 upon execution of the settlement agreement, and has agreed to make monthly payments in the amount of $1,500 on the fifteenth of each month for 20 months beginning May 15, 1999. The total amount of the unpaid fees at December 31, 1998, of $29,349 is included in the accompanying balance sheet as an accrued expense.

NOTE 11.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments of the Company that are subject to credit risk are cash and trade accounts receivable. Approximately $262,189 of the net accounts receivable has been collected through the date of this report. The Company's accounts receivable balances are generally unsecured. In the event of complete nonperformance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

For the year ended December 31, 1998, approximately 84% of the Company's gross revenues were earned from three customers, each of whom separately contributed 46%, 25% and 13% to the Company's total gross revenues for the year then ended.

For the year ended December 31, 1997, approximately 75% of the Company's gross revenues were earned from three customers, each of whom separately contributed 45%, 15% and 15% to the Company's total gross revenues for the year then ended.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, trade accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.


                                    December 31, 1998
                                -------------------------
                                 Carrying         Fair
                                  amount          value
                                ----------     ----------
Fixed rate debt, short-term     $1,297,579     $1,297,579
                                ==========     ==========
Fixed rate debt, long-term      $   56,165     $   56,165
                                ==========     ==========

The fair values of the Company's fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since origination of the fixed rate debt.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 13.  STOCK OPTIONS AND WARRANTS

Pursuant to the 1997 Stock Option Plan (the "1997 Plan"), as well as in accordance with certain employee and consultant agreements, the Company has issued stock options and warrants (See Note 16). The options under the 1997 Plan and other options and warrants included in the table below are all considered compensatory.

Following is a summary of compensatory warrant and option activity:


                                                                                         Warrant/Option Price
                                                                                     ------------------------------
                                        Options         Warrants         Total        Per Share            Total
                                      ----------       ---------      ----------     -----------        -----------
Outstanding at December 31, 1996         752,352         454,878       1,207,230     $    1.2970        $ 1,565,750
     Granted                           4,701,255         440,000       5,141,255          0.3795          1,951,056
     Canceled                            730,346         250,000         980,346          1.4379          1,409,650
     Exercised                              --              --              --              --                 --
                                      ----------       ---------      ----------     -----------        -----------
Outstanding at December 31, 1997       4,723,261         644,878       5,368,139          0.3925          2,107,156

     Granted                          15,576,492       2,347,750      17,924,242          0.2130          3,817,573
     Canceled                          4,915,061         140,000       5,055,061          0.3962          2,002,934
     Exercised                            31,500            --            31,500          0.3500             11,025
                                      ----------       ---------      ----------     -----------        -----------
Outstanding at December 31, 1998      15,353,192       2,852,628      18,205,820     $    0.2148        $ 3,910,770
                                      ==========       =========      ==========     ===========        ===========

The outstanding stock options and warrants with contractual lives expire from April 30, 1999, through November 22, 2003. Included in the 15,353,192 options outstanding are 1,392,736 options issued under the 1997 Plan which were canceled subsequent to December 31, 1998, because the 1997 Plan was not approved by the shareholders within the time specified in the 1997 Plan.

The following summarizes information about compensatory options outstanding at December 31, 1998:


                              Outstanding Options                                      Options Exercisable
---------------------------------------------------------------------------       ---------------------------------
                                           Weighted Avg.
      Range of             Number            Remaining        Weighted Avg.         Number          Weighted Avg.
  Exercise Prices        Outstanding     Contractual Life    Exercise Price       Exercisable     Exercisable Price
-----------------        -----------     ----------------    --------------       -----------     -----------------
Options with contractual lives
  $0.67 to $0.1562        5,753,192         3.47 Years           $0.2243           1,842,074           $0.2313
Options without contractual lives
       $0.20              9,600,000             n/a               $0.20            6,137,500            $0.20

The options issued without contractual lives expire when the employees are terminated with cause.

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 13.  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of changes in the Company's non-compensatory options follows:


                                   Non-Compensatory  Weighted Average
                                        Options       Exercise Price
                                     ------------     ------------
Outstanding at December 31, 1996             --               --
Granted                                 3,748,591     $     0.3646
Exercised                                  60,000           0.0100
Canceled                                     --               --
                                     ------------     ------------
Outstanding at December 31, 1997        3,688,591           0.3703
Granted                                 2,568,000           0.1854
Exercised                                  22,500           0.0100
Canceled                                  500,000           0.5000
                                     ------------     ------------
Outstanding at December 31, 1998        5,734,091     $     0.2776
                                     ============     ============

The Company has recorded compensation expense in 1998 and 1997 for all options and warrants issued to non-employees. Such compensation expense was determined using the Black-Scholes method option-pricing model, using assumptions consistent with those noted below. Included in the options granted in 1998 were options issued in connection with debt. Such options have been valued using the Black-Scholes method option-pricing model, using assumptions consistent with those noted below. Such resulting amount has been recorded as a financing fee to be expensed over the term of the debt. All options issued to employees and directors were issued with exercise prices equal to fair value. Fair value for all options issued is generally the trading price at the date of issuance. However, where significant amounts of stock options were issued to officers and directors as described in Note 9, and for warrants issued in connection with debt related to the Private Offerings also described in Note 9, within a relatively short time frame, at or around the time the Private Offerings were completed, management determined for this large block of shares that the Private Offering price (which also constituted a large block of shares) was a better indicator of fair value than the trading price. Had compensation cost for the Company's stock options been determined consistent with SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:


                                                               Years ended December 31,
                                                                  1998             1997
                                                          --------------      --------------
Net income (loss)                   As reported           $   (3,458,075)     $   (2,517,606)
                                                          ==============      ==============
                                    Pro forma             $   (5,081,264)     $   (3,180,214)
                                                          ==============      ==============

Income (loss) per common share      As reported           $       (0.086)     $       (0.094)
                                                          ==============      ==============
                                    Pro forma             $       (0.126)     $       (0.118)
                                                          ==============      ==============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 1998: dividend yield of 0%, volatility of 86%, risk free interest rate estimated as 5% with an expected life of 1 to 5 years. The following assumptions were used for grants in 1997: dividend yield of 0%, volatility of 133%, risk free interest rate estimated as 6% with an expected life of 1 to 5 years.

The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.

                         MIGRATEC, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1998 and 1997


NOTE 14.  EMPLOYEE SAVINGS PLAN

Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan ("Plan") for its employees. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made for the years ended December 31, 1998 and 1997. Participants are 100% vested in the portion of the plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.

NOTE 15.  YEAR 2000

The Company has completed a survey of internal administrative office equipment and software for Year 2000 ("Y2K") issues. Additionally, the software developed by the Company is Y2K compliant. The Company plans to continue to evaluate the Y2K readiness of its consultants, vendors, and suppliers and develop contingency plans where necessary. Based on current information, the Company believes that the cost of compliance with the Year 2000 will not be material to the Company's financial condition or operations, and will not significantly affect the Company's ability to deliver its products and services; however, given the uncertain consequences of Y2K issues outside the scope or control of the Company, there can be no assurance that any one or more such Y2K consequences would not have a material adverse effect on the Company.

NOTE 16.  SUBSEQUENT EVENTS

Subsequent to December 31, 1998, management terminated the 1997 Stock Option Plan which had not been approved by the Company's shareholders within the time specified in the 1997 Plan. Therefore, all of the outstanding options issued pursuant to the 1997 Plan have been canceled. Effective March 1, 1999, the Company adopted a new stock option plan, the 1999 Stock Option Plan, authorizing the issuance of incentive stock options, non-statutory options and reload options to eligible persons as described in the Plan. Pursuant to the 1999 Stock Option Plan, as of the date hereof, the Company has granted to members of its management and employees options to purchase an aggregate of 1,435,936 shares of Common Stock of the Company exercisable at prices ranging from $0.3438 to $0.1875 per share (See Note 9).

Subsequent to December 31, 1998, the Company entered into several short-term notes payable with certain investor groups, including one director and one officer, with varying terms and maturities totaling $447,500 (unaudited) (See
Note 3).

                         MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1998 and 1997


NOTE 16.  SUBSEQUENT EVENTS (CONTINUED)

Pursuant to the terms and conditions of the aforementioned short-term loans made to the Company by certain investor groups, including one director and one officer, the Company granted 638,000 stock warrants, fully vested at date of grant, to purchase shares of its Common Stock with varying exercise prices and terms. Additionally, during the first quarter of 1999, the Company issued 783,500 shares of its Common Stock to certain investor groups, including three directors and one officer, as a result of the exercise of warrants previously granted to purchase shares at prices ranging from $0.20 to $0.01 per share.

Effective February 8, 1999, the Company issued 50,000 shares of its Common Stock to one individual upon exercise of warrants previously granted to purchase shares at $0.10 (See Note 9).

During March 1999, the Company issued 1,930,500 shares of its Common Stock to 12 individual investors and one officer at $0.125 per share under terms of a private offering for total net cash proceeds of $241,313 (unaudited). In a related transaction, the Company granted two-year warrants to purchase an aggregate of 386,100 shares of its Common Stock at $0.20 per share.

During the first quarter of 1999, the Company issued to a former employee 332 shares of its Common Stock representing the Company's 50% matching of shares previously purchased by the employee pursuant to the terms of the Employee Stock Purchase Plan.

During April of 1999, the Company issued (1) an aggregate of 7,075 shares of its Common Stock to two former employees upon exercise of options previously granted to purchase shares at $0.1875 per share and (2) 100,000 shares of its Common Stock to a consultant upon exercise of options previously granted to purchase shares at $0.12 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     Computations of Net Loss Per Share


                                                                             1998              1997
                                                                        -------------     -------------
Numerator:
     Numerator for basic and diluted loss per share -

     Net loss before extraordinary item                                 $  (3,741,074)    $  (2,700,957)

     Extraordinary item                                                       282,999           183,351
                                                                        -------------     -------------
     Net loss                                                           $  (3,458,075)    $  (2,517,606)
                                                                        =============     =============

Denominator:
     Denominator for basic loss per share - weighted average shares        40,220,420        26,910,116

Effect of dilutive securities:
     Stock options and warrants                                                  --                --
                                                                        -------------     -------------

     Dilutive potential common shares                                            --                --
                                                                        -------------     -------------

     Denominator for diluted earnings per share - adjusted weighted
     average shares and assumed conversions                                40,220,420        26,910,116
                                                                        =============     =============



     Basic loss per share                                               $      (0.086)    $      (0.094)
                                                                        =============     =============

     Diluted loss per share                                             $      (0.086)    $      (0.094)
                                                                        =============     =============

As the Company incurred a net loss for the years ended December 31, 1998 and 1997, there were no adjustments for potentially dilutive securities as the adjustments would have been anti-dilutive.

                                 EXHIBIT INDEX

         3.1      Articles of Incorporation, as amended (1)

         3.2      By-Laws (1)

         4.1      Form of Common Stock Certificate (1)

         10.1 Agreement for the Exchange of Common Stock between New York Acquisitions Inc. and MigraTEC Inc. (formerly One Up Corporation) dated February 29, 1996 (1)

         10.2 Commercial Lease Agreement between the Company and TDC Dallas Partners No. 2 Ltd. dated April 7, 1997 (1)

         10.3 Employment Agreement between the Company and W. Curtis Overstreet dated April 10, 1997 (1)

         10.4 Employment Agreement between the Company and Joseph B. Meredith dated June 1, 1997 (1)

         10.5 Employment Agreement between the Company and Rick J. Johnson dated July 1, 1997 (1)

         10.6 Employment Agreement between the Company and Mark C. Myers dated April 1, 1998 (1)

         10.7 Settlement Agreement between the Company and Richard G. Dews dated March 25, 1998 (1)

         10.8 Strategic Product Assessment Report prepared for the Company by Deloitte & Touche Consulting Group dated April 6, 1998 (1)

         10.9 Agreement between the Company and Reasoning Inc. dated August 4, 1998 (1)

         10.10 Agreement between the Company and Electronic Data Systems Corporation dated September 1, 1998 (1)

         24.1 Power of Attorney relating to the signing of amendments hereto is incorporated in the signature pages of this Form 10-KSB

         27.1     Financial Data Schedule (2)

         --------------------

              (1) Incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated May 7, 1999, File No. 333-65093.

              (2) Filed herewith.