Form 10QSB
period 1999-03-31
MIGRATEC INC
filed 1999-05-20
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                        Commission file number 33-28809-A

                                 MIGRATEC, INC.
        (Exact name of small business issuer as specified in its charter)


              FLORIDA                                     65-0125664
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 1999, the issuer had 49,528,576 shares of common stock, no par value, outstanding.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

      Balance Sheets at March 31, 1999, and December 31, 1998                       3

      Statements of Operations for the three months ended                           4
            March 31, 1999 and 1998

      Statements of Stockholders' Deficit for the three months ended                5
            March 31, 1999 and 1998

      Statements of Cash Flows for the three months ended                           6
            March 31, 1999 and 1998

      Notes to Financial Statements                                                 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      Overview:  Introduction, Background and Market Strategy                      10

      Results of Operations:
            Comparison of the Three Months Ended March 31, 1999 and 1998           16

      Liquidity and Capital Resources                                              17

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits                                                                 19

          (11)    Computations of Net Loss Per Share
          (27.1)  Financial Data Schedule

    (b)   Reports on Form 8-K                                                      19
          none

SIGNATURES

                          MIGRATEC, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      March 31, 1999, and December 31, 1998


                                                                               (Unaudited)       (Audited)
                                     ASSETS                                      03/31/99         12/31/98
                                                                               -----------      -----------
CURRENT ASSETS
     Cash                                                                      $    96,678      $    17,389
     Accounts receivable - billed, net of allowance for doubtful
          accounts of $0 and $0, respectively                                      245,759          279,268
     Accounts receivable - unbilled                                                     --           10,000
     Shareholder advance                                                             3,766            3,766
     Other current assets                                                           20,219           29,624
                                                                               -----------      -----------
          Total current assets                                                     366,422          340,047

PROPERTY AND EQUIPMENT, NET                                                        168,795          198,702

OTHER ASSETS
     Financing fees                                                                 17,802           33,794
     Other assets                                                                   21,548           21,548
                                                                               -----------      -----------
          Total other assets                                                        39,350           55,342
                                                                               -----------      -----------

          Total Assets                                                         $   574,567      $   594,091
                                                                               ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable, net of discount of $13,347 and $25,359, respectively,
          including $0 and $30,000, respectively, due to shareholders          $ 1,697,319      $ 1,297,579
     Accounts payable                                                              321,564          347,294
     Accrued expenses                                                              167,554          159,069
     Obligation under capital lease                                                 27,584           27,105
                                                                               -----------      -----------
          Total current liabilities                                              2,214,021        1,831,047

LONG-TERM LIABILITIES
     Long-term portion of notes payable                                             48,411           56,165
     Long-term portion of obligation under capital lease                             6,462           14,283
                                                                               -----------      -----------
          Total long-term liabilities                                               54,873           70,448

MINORITY INTEREST                                                                   (3,752)          (3,752)

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000
     SHARES AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
     NONE ISSUED OR OUTSTANDING                                                         --               --

STOCKHOLDERS' DEFICIT
     Common stock; no par value; 200,000,000 shares authorized;
          57,098,450 and 54,421,618 shares issued at March 31, 1999,
          and December 31, 1998, respectively                                    7,306,475        7,041,890
     Additional paid-in capital                                                  1,017,758          886,458
     Treasury stock, at cost (9,864,449 shares)                                 (1,777,891)      (1,777,891)
     Accumulated deficit                                                        (8,236,917)      (7,454,109)
                                                                               -----------      -----------
          Total stockholders' deficit                                           (1,690,575)      (1,303,652)
                                                                               -----------      -----------

          Total Liabilities and Stockholders' Deficit                          $   574,567      $   594,091
                                                                               ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                       1999              1998
                                                                                   ------------      ------------
REVENUES                                                                           $    335,576      $    459,029

COSTS AND EXPENSES
     Salaries and benefits                                                              276,700           511,276
     Contract labor                                                                      57,565           300,181
     General and administrative                                                          34,721            61,863
     Advertising and marketing                                                           16,023            16,968
     Travel                                                                               2,891             2,652
     Rent                                                                                31,950            31,950
     Depreciation and amortization                                                       33,600            48,900
     Legal and professional fees                                                         16,028           303,541
     Year 2000 program costs                                                            444,668           316,044
     Bad debt expense                                                                        --             1,725
                                                                                   ------------      ------------
          Total operating expenses                                                      914,146         1,595,100
                                                                                   ------------      ------------

     Loss from operations                                                              (578,570)       (1,136,071)

OTHER INCOME (EXPENSES)
     Interest income                                                                        171               145
     Interest expense                                                                   (57,116)         (103,378)
     Financing fees                                                                    (147,293)           (7,997)
                                                                                   ------------      ------------
          Total other income (expenses)                                                (204,238)         (111,230)

     Minority interest in (income) loss of consolidated subsidiary                           --                --
                                                                                   ------------      ------------

     Loss before income taxes and extraordinary item                                   (782,808)       (1,247,301)

     Provision for income tax expense (benefit)                                              --                --
                                                                                   ------------      ------------

     Net loss before extraordinary item                                                (782,808)       (1,247,301)

     Extraordinary income from forgiveness of debt (net of income taxes of $0)               --             5,250
                                                                                   ------------      ------------

     Net loss                                                                      $   (782,808)     $ (1,242,051)
                                                                                   ============      ============


Loss before income taxes and extraordinary item per common share                   $      (0.02)     $      (0.04)
                                                                                   ============      ============
Extraordinary income per common share                                              $         --      $         --
                                                                                   ============      ============
Net loss per common share (basic and diluted)                                      $      (0.02)     $      (0.04)
                                                                                   ============      ============

Weighted average common shares and common
     equivalents issued and outstanding (basic and diluted)                          45,243,109        30,829,925
                                                                                   ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Deficit
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)



                                                  Common       Common                   Treasury    Additional
                                                  Stock         Stock       Treasury     Stock        Paid-in
                                                  Issued       Amount        Stock       Amount       Capital
                                                -----------  -----------  -----------  -----------  -----------
Balance at January 1, 1998                       30,199,154  $ 2,197,640     (854,903) $(1,068,629) $   796,263

Issuance of stock in connection with private
     placements for cash                         13,430,000    2,686,000           --           --           --

Issuance of stock in connection with
     conversion of debt to equity                 1,375,000      275,000           --           --           --

Issuance of stock in connection with the
     exercise of options and warrants for cash       22,500          225           --           --           --

Treasury stock received in exchange for cash             --           --   (9,400,000)    (740,000)

Issuance of stock for services rendered                  --           --      390,454       30,738

Net loss                                                 --           --           --           --           --
                                                -----------  -----------  -----------  -----------  -----------

Balance at March 31, 1998                        45,026,654  $ 5,158,865   (9,864,449) $(1,777,891) $   796,263
                                                ===========  ===========  ===========  ===========  ===========

Balance at January 1, 1999                       54,421,618  $ 7,041,890   (9,864,449) $(1,777,891) $   886,458

Issuance of stock in connection with private
     placements for cash                          1,843,000      230,375           --           --           --

Issuance of stock in connection with the
     exercise of options and warrants for cash      833,500       34,210           --           --           --

Issuance of warrants for financing fees                  --           --           --           --      131,300

Issuance of stock to employees under the
     Employee Stock Purchase Plan -
     shares matched by employer                         332           --           --           --           --

Net loss                                                 --           --           --           --           --
                                                -----------  -----------  -----------  -----------  -----------

Balance at March 31, 1999                        57,098,450  $ 7,306,475   (9,864,449) $(1,777,891) $ 1,017,758
                                                ===========  ===========  ===========  ===========  ===========


                                                 Accumulated
                                                    Deficit          Total
                                                 ------------     -----------
Balance at January 1, 1998                       $(3,996,034)     $(2,070,760)

Issuance of stock in connection with private
     placements for cash                                  --        2,686,000

Issuance of stock in connection with
     conversion of debt to equity                         --          275,000

Issuance of stock in connection with the
     exercise of options and warrants for cash            --              225

Treasury stock received in exchange for cash                         (740,000)

Issuance of stock for services rendered                                30,738

Net loss                                          (1,242,051)      (1,242,051)
                                                 -----------      -----------

Balance at March 31, 1998                        $(5,238,085)     $(1,060,848)
                                                 ===========      ===========

Balance at January 1, 1999                       $(7,454,109)     $(1,303,652)

Issuance of stock in connection with private
     placements for cash                                  --          230,375

Issuance of stock in connection with the
     exercise of options and warrants for cash            --           34,210

Issuance of warrants for financing fees                   --          131,300

Issuance of stock to employees under the
     Employee Stock Purchase Plan -
     shares matched by employer                           --               --

Net loss                                            (782,808)        (782,808)
                                                 -----------      -----------

Balance at March 31, 1999                        $(8,236,917)     $(1,690,575)
                                                 ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                1999             1998
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $  (782,808)     $(1,242,051)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                               33,600           48,900
      Financing fees                                                              15,993            7,997
      Warrants issued for financing fees                                         131,300               --
      Amortization of discount on notes payable                                   12,012           25,354
      Common stock issued for services                                                --           30,738
      Change in assets and liabilities:
         Decrease in accounts receivable                                          33,509          379,755
         (Increase) decrease in unbilled revenue                                  10,000          (78,630)
         Decrease in restricted cash                                                  --           28,150
         (Increase) decrease in other current assets                               9,405           (8,177)
         Increase in other assets                                                     --          (25,000)
         Decrease in accounts payable                                            (25,730)          (1,841)
         Increase in accrued expenses                                              8,485           92,026
         Decrease in customer deposits in excess of unbilled receivables              --         (171,365)
                                                                             -----------      -----------
      Total adjustments                                                          228,574          327,907
                                                                             -----------      -----------
      Net cash used by operating activities                                     (554,234)        (914,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (3,693)              --
                                                                             -----------      -----------
      Net cash used in investing activities                                       (3,693)              --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in cash overdraft                                                         --         (112,963)
   Proceeds from notes payable, excluding shareholder amounts                    417,500          704,000
   Proceeds from transfer of accounts receivable with recourse                        --           77,500
   Proceeds from issuance of common stock                                        264,585        2,961,225
   Payments under obligations of capital lease                                    (7,342)          (6,894)
   Repayment of shareholder advances                                             (30,000)         (57,306)
   Repayment of notes payable, excluding shareholder amounts                      (7,527)        (504,000)
   Repayment of transfer liability                                                    --         (265,000)
   Purchase of treasury stock                                                         --         (740,000)
                                                                             -----------      -----------
      Net cash provided in financing activities                                  637,216        2,056,562
                                                                             -----------      -----------

      Net increase in cash                                                        79,289        1,142,418

Cash - beginning                                                                  17,389            4,076
                                                                             -----------      -----------

Cash - ending                                                                $    96,678      $ 1,146,494
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                          $    58,455      $   101,015
                                                                             ===========      ===========
      Income taxes paid                                                      $        --      $        --
                                                                             ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by MigraTEC, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, including the accompanying notes.

NOTE 2.  BUSINESS ACTIVITY

On February 29, 1996, MigraTEC, Inc. ("MigraTEC"), a Texas corporation, entered into a reverse acquisition agreement with New York Acquisitions, Inc., a publicly held "shell" Florida corporation. MigraTEC became a wholly-owned subsidiary of the public company through the exchange of 11,337,432 shares on a post-split basis of the public company's common stock for all of the outstanding stock of MigraTEC. The name New York Acquisitions, Inc., was amended to One Up Corporation and then subsequently to MigraTEC, Inc.

NOTE 3.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $782,808 and used operating cash of $554,234 for the three months ended March 31, 1999. In addition, the Company's current liabilities exceed current assets by $1,847,599 at March 31, 1999, and the Company was unable to meet certain debt maturities at March 31, 1999. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on its ability to effectively penetrate the market for software migration and upgrade services, related products, and Year 2000 software products and services. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient sales revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

Recently, the Company began reengineering its business focus, shifting its strategic approach to utilizing its technology through the development of strategic relationships. To continue to fund its operations for 1999, the Company has (1) completed a private offering during March 1999 which yielded gross proceeds of $241,313, (2) entered into several short-term notes payable during the first quarter of 1999 with certain investor groups, including a director and an officer, totaling $447,500, and (3) received gross proceeds of $59,537 for the exercise of warrants relating to various short-term notes payable and the exercise of consultant and employee stock options.

                          MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1999
                                   (Unaudited)


NOTE 3.  GOING CONCERN UNCERTAINTY (CONTINUED)

Most recently, the Company began the process of obtaining additional capital through a private offering whereby the Company plans to issue up to 6,000,000 restricted and unregistered shares of its Common Stock at $0.125 per share. The Company has entered into agreements with two individual investors to purchase the 6,000,000 restricted and unregistered shares in the private offering. As of the date hereof, the Company has received proceeds from the private offering totaling $250,000. In addition, if needed, the Company is considering issuing additional equity through a private offering during the second half of 1999 in an amount sufficient to meet the Company's current operating expenses until such time that product revenues are sufficient to sustain operations of the Company. Management anticipates that its efforts will move the Company forward with a focus on achieving improved operating performance by the end of 1999.

The anticipated increase in revenues from additional software tools developed by the Company coupled with a continued emphasis on controlling costs should position the Company to achieve improved results for 1999, although no assurances can be given regarding such increase. While much remains to be accomplished, management believes that the Company has made significant progress towards stabilization. While the success of the Company will in part depend upon its ability to market and sell its products and services, management believes that the successful implementation of its plan to shift the Company's strategic approach to utilizing its technology through strategic relationships, should move the Company forward with a focus on achieving improved results for 1999. However, there can be no assurance that the Company will generate an increase in revenues or earnings, or achieve improved operating performance or results.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4.  STOCKHOLDERS' DEFICIT AND STOCK OPTIONS

Subsequent to December 31, 1998, management terminated the 1997 Stock Option Plan, which had not been approved by the Company's shareholders within the time specified in the 1997 Plan, and therefore canceled all of the outstanding options previously issued pursuant to the 1997 Plan. On March 1, 1999, the Company adopted a new stock option plan, the 1999 Stock Option Plan, authorizing the issuance of incentive stock options, non-statutory options and reload options to eligible persons as described in the 1999 Plan. Pursuant to the 1999 Plan, as of the date hereof, the Company has granted to members of its management and employees options to purchase an aggregate of 1,507,936 shares of Common Stock of the Company exercisable at prices ranging from $0.3438 to $0.1875 per share.

                          MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1999
                                   (Unaudited)


NOTE 4.  STOCKHOLDERS' DEFICIT AND STOCK OPTIONS (CONTINUED)

Pursuant to the terms and conditions of certain short-term loans made to the Company by certain investor groups, including one director and one officer, during the first quarter of 1999, the Company granted warrants to purchase an aggregate of 638,000 shares of its Common Stock at an exercise price of $0.01 per share, fully vested at date of grant. All of these warrants were exercised prior to March 31, 1999. As a result of issuing these warrants with exercise amounts below fair value, the Company booked a charge to financing fees of $131,300.

During the first quarter of 1999, the Company issued 195,500 shares of its Common Stock to certain investor groups, including two directors and one officer, as a result of the exercise of warrants previously granted to purchase shares at prices ranging from $0.20 to $0.01 per share.

During March 1999, the Company issued 1,930,500 restricted and unregistered shares of its Common Stock to 12 individual investors and one officer at $0.125 per share under terms of a private offering for total net cash proceeds of $241,313. In a related transaction, the Company granted two-year warrants to purchase an aggregate of 386,100 shares of its Common Stock at $0.20 per share.

During the first quarter of 1999, the Company issued to a former employee 332 shares of its Common Stock representing the Company's 50% matching of shares previously purchased by the employee pursuant to the terms of the Employee Stock Purchase Plan.

During April and May of 1999, the Company issued (1) an aggregate of 7,075 shares of its Common Stock to two former employees upon exercise of options previously granted to purchase shares at $0.1875 per share and (2) 200,000 shares of its Common Stock to two consultants upon exercise of warrants previously granted to purchase shares at $0.12 per share.

During April of 1999, the Company began the process of obtaining additional capital through a private offering whereby the Company plans to issue up to 6,000,000 restricted and unregistered shares of its Common Stock at $0.125 per share. The Company has entered into agreements with two individual investors to purchase the 6,000,000 restricted and unregistered shares in the private offering. As of the date hereof, the Company has issued 2,000,000 restricted and unregistered shares of its Common Stock to the two individual investors pursuant to the offering. In a related transaction, the Company granted two-year warrants to purchase an aggregate of 400,000 shares of its Common Stock at $0.20 per share.

Substantially all options and warrants granted during the first quarter of 1999 have exercise prices which approximate fair value at the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        1ST QUARTER ENDED MARCH 31, 1999


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


BUSINESS OVERVIEW

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

MigraTEC, Inc. (the "Company" or "MigraTEC"), was incorporated in 1991. The initial focus of the business was to provide contract computer programming education services. Subsequently, several software products were developed and sold, and the Company further diversified into consulting services and providing assistance to clients wishing to migrate or convert their software from the Windows operating system to the IBM OS/2 platform. Identifying the need to automate the migration process, the Company developed its first set of software tools for that purpose and licensed the technology to IBM in 1993. The IBM software license generated virtually all of the Company's revenues for the next three years, during which the Company continued to enhance and further automate its migration technology.

GENERAL

With the ongoing rapid development and availability of ever-advancing technology, the process of companies continually seeking ways to upgrade their information processing systems is taking place at an accelerating pace.

MigraTEC is a developer and provider of software technology and services which automate the upgrade or "migration" process helping companies move their existing software applications to new and more advanced hardware and software platforms and which address the Year 2000 ("Y2K") challenge. The Company believes that its migration software tools and technology can facilitate the migration activities of companies for years to come.

Ordinarily, the upgrade or migration process is a manual, time-consuming and costly process. Migration preserves the functionality, business logic and consistency of the existing software application, thereby avoiding the business interruption, retraining and reengineering problems created when a software application is totally replaced. Thus, migration not only extends the productive life of existing software applications, which have already been developed at significant cost, but also ensures the continued ease of ongoing maintenance of the software.

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

When the IBM software license expired in 1996, the Company's revenue stream decreased significantly and the Company incurred significant debt. In order to implement a turnaround plan and reestablish the financial viability of the Company, a new management team was brought into the Company during 1997 and early 1998. The turnaround plan was based on developing a new generation of MigraTEC's proprietary "core" software technology and establishing the Company as a "technology partner" of large strategically positioned companies. The Company successfully raised capital through a series of private offerings. The significant trade debt that the Company incurred during 1996 and 1997 was also successfully addressed. Currently, MigraTEC is focused on further developing its proprietary technology to serve as the foundation for advanced "universal migration" software tools designed to facilitate the transition between numerous computer languages and operating platforms. The Company intends to utilize the enhanced technology to facilitate its own provision of migration services and to generate revenues through the licensing of the technology to large technical services organizations.

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

     o In the first quarter of 1999, the Company began development of a software tool to automate the migration of software applications from DEC Unix to Solaris Unix. The Company believes it will have "factory" services available using this technology beginning in the third quarter of 1999.

     o In the first quarter of 1999, the Company began development of a software tool to automate the 32 to 64-bit upgrade process for software applications running on the Windows/Intel operating system. The Company believes it will have "factory" services available using this technology beginning in the third quarter of 1999.

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

Although the Company experienced significant losses for the three months ended March 31, 1999, as well as for 1998, 1997 and 1996, management believes it is important to note the growing opportunity for MigraTEC to sell its automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as increasing market demand for migration products and services. Management believes, that by capitalizing on this opportunity, revenues and earnings will increase during the remainder of 1999, although no assurances can be given regarding such increase.

Management believes that the net loss posted for the three months ended March 31, 1999, was in part due to continued expenditures for reengineering the Company's business and shifting its strategic approach to exploiting its technology through strategic partnerships. In mid-1998, the Company introduced its new Y2K tool, MigraTEC2000, and most recently announced the completion of the initial development of an additional migration service in April 1999.

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues

During the first quarter of 1999, the Company's sales revenues decreased to $335,576, compared to $459,029 for the first quarter of 1998. This decrease was primarily attributable to the Company focusing its efforts on utilizing its technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $335,576 during the first quarter of 1999. Service revenue from non-related MigraTEC2000 products and services was $0 and $459,029 for the three months ended March 31, 1999 and 1998, respectively.

Operating Expenses

The Company's total operating expenses decreased by approximately 43% to $914,146 during the first quarter of 1999, compared to $1,595,100 for the first quarter of 1998. Labor costs decreased by approximately 59% to $334,265 compared to $811,457, for the three months ended March 31, 1999 and 1998, respectively. This decrease primarily resulted from a reduction in the labor force during the second and third quarters of 1998, which reduction was attributable to the Company changing its business focus. General and administrative expenses decreased to $34,721 from $61,863 primarily resulting from decreased expenditures for directors fees, leased computer equipment, long distance telephone charges, and printing/copying costs. Depreciation and amortization decreased to $33,600 for the first quarter of 1999, compared to $48,900 for the first quarter of 1998, as a result of asset abandonments and retirements. Legal and professional fees decreased to $16,028 during the first quarter of 1999 from $303,541 for the first quarter of

1998, primarily due to decreased legal costs resulting from various litigation in which the Company was involved. The decrease in labor costs was offset by a majority of the expenditures for the Year 2000 program (which are comprised of primarily labor costs). Year 2000 program costs of $444,668 incurred in the first quarter of 1999 consists of labor costs and various other expenses related to the development and marketing of the Company's Year 2000 tool set, as well as research and development related to the development of other migration tools. Such costs were incurred in the corresponding period in 1998 totaled $316,044. As a percentage of revenues, total operating expenses decreased to 272% for the first quarter of 1999, compared to 347% for the first quarter of 1998, primarily attributable to the decrease in operating expenses as previously discussed.

Other Income and Expenses

Interest expense (which includes loan origination fees) decreased to $57,116 for the first quarter of 1999, compared to $103,378 for the first quarter of 1998. The decrease was primarily due to (i) amortization of discount related to the Senior Secured Promissory Notes and (ii) lower interest and loan fees connected with the reduction in principal of short-term financing. Also, the Company incurred financing fees of $147,293, of which $15,993 relates to the amortized portion of fees paid in 1997 in connection with the issuance of the Senior Secured Promissory Notes and $131,300 relates to stock purchase warrants issued with debt.

For the three months ended March 31, 1999, MigraTEC incurred a net loss of $782,808, or $0.02 per share, as compared with a net loss of $1,242,051, or $0.04 per share, for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $554,234 for the three months ended March 31, 1999, which resulted from the operating loss, reduced by net changes in assets and liabilities and non-cash expenses and income of $228,574. This compares to net cash used by operating activities of $914,144 for three months ended March 31, 1998, which resulted primarily from the operating loss, reduced by net changes in assets and liabilities and non-cash expenses and income of $327,907.

At March 31, 1999, the Company had a net working capital deficit of $1,847,599, compared to a net working capital deficit of $1,491,000 at December 31, 1998.

At March 31, 1999, the Company had cash of $96,678 and $245,759 in outstanding accounts receivable, all of which is considered fully collectible.

At March 31, 1999, the Company's outstanding debt obligations included (i) $1,099,153 in Senior Secured Promissory Notes (net of $13,347 unamortized discount), (ii) $542,500 in short-term loans from outside investment groups,
(iii) $25,000 in short-term loans from a director, and (iv) $79,077 in other notes payable relating to settlement of vendor lawsuits previously filed.

During the first three months of 1999, the Company received proceeds of $637,216 from financing activities. The Company collected (1) $264,585 in connection with the issuance of common stock and (2) $447,500 in proceeds from short-term loans from various outside investment groups, a director and an officer/shareholder. The cash proceeds were offset by $74,869 expended for the repayment of principal of short-term loans from an officer/shareholder and other notes payable relating to settlement of vendor lawsuits previously filed, as well as obligations under capital lease.

To continue to fund its operations for 1999, the Company has (1) completed a private offering during March 1999 which yielded gross proceeds of $241,313, (2) entered into several short-term notes payable during the first quarter of 1999 with outside investment groups, including one director and one shareholder, totaling $447,500, and (3) received gross proceeds of $59,537 for the exercise of warrants relating to various short-term notes payable and the exercise of consultant and employee stock options.

Most recently, the Company has begun the process of obtaining additional capital through a private offering whereby the Company plans to issue up to 6,000,000 restricted and unregistered shares of its Common Stock at $0.125 per share. The Company has entered into agreements with two individual investors to purchase the 6,000,000 restricted and unregistered shares in the private offering. As of the date hereof, the Company has received proceeds from the private offering totaling $250,000. In addition, if needed, the Company is considering issuing additional equity through a private offering during the second half of 1999 in an amount sufficient to meet the Company's current operating expenses until such time that product revenues are sufficient to sustain operations of the Company.

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

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     Computations of Net Loss Per Share

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                       MIGRATEC, INC.
                                                       (Registrant)



                                        BY: /s/ W. CURTIS OVERSTREET
                                           -------------------------------------
                                            W. Curtis Overstreet, President and
                                            Principal Executive Officer

Dated:   05/20/99
      -------------------

                                        BY: /s/ MARK C. MYERS
                                           -------------------------------------
                                            Mark C. Myers, Principal Financial
                                            Officer

Dated:   05/20/99
      -------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
 (11)           Computations of Net Loss Per Share

 (27.1)         Financial Data Schedule