Form 10QSB
period 1999-06-30
MIGRATEC INC
filed 1999-08-23
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 20, 1999, the issuer had 52,928,924 shares of common stock, no par value, outstanding.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets at June 30, 1999, and December 31, 1998

         Statements of Operations for the three months and six months ended
                  June 30, 1999 and 1998

         Statements of Stockholders' Deficit for the six months ended
                  June 30, 1999 and 1998

         Statements of Cash Flows for the six months ended
                  June 30, 1999 and 1998

         Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Overview:  Introduction, Background and Product Strategy

         Results of Operations:
                  Comparison of the Three Months Ended June 30, 1999 and 1998 Comparison of the Six Months Ended June 30, 1999 and 1998

         Liquidity and Capital Resources

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)     Computations of Net Loss Per Share
                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K
                  none

SIGNATURES

                          MIGRATEC, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      June 30, 1999, and December 31, 1998

                                                                                (Unaudited)        (Audited)
                                   ASSETS                                        06/30/99          12/31/98
                                                                                -----------       -----------
CURRENT ASSETS
     Cash                                                                       $     3,837       $    17,389
     Accounts receivable - billed, net of allowance for doubtful
          accounts of $0 and $0, respectively                                       119,991           279,268
     Accounts receivable - unbilled                                                  24,180            10,000
     Shareholder advance                                                              3,766             3,766
     Other current assets                                                            38,019            29,624
                                                                                -----------       -----------
          Total current assets                                                      189,793           340,047

PROPERTY AND EQUIPMENT, NET                                                         135,195           198,702

OTHER ASSETS
     Financing fees                                                                      --            33,794
     Other assets                                                                    21,548            21,548
                                                                                -----------       -----------
          Total other assets                                                         21,548            55,342
                                                                                -----------       -----------
          Total Assets                                                          $   346,536       $   594,091
                                                                                ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Notes payable, net of discount of $0 and $25,359, respectively,
          including $0 and $30,000, respectively due to shareholders            $ 1,697,555       $ 1,297,579
     Accounts payable                                                               387,341           347,294
     Accrued expenses                                                               228,598           159,069
     Obligation under capital lease                                                  26,588            27,105
                                                                                -----------       -----------
          Total current liabilities                                               2,340,082         1,831,047

LONG-TERM LIABILITIES
     Long-term portion of notes payable                                              36,486            56,165
     Long-term portion of obligation under capital lease                                 --            14,283
                                                                                -----------       -----------
          Total long-term liabilities                                                36,486            70,448

MINORITY INTEREST                                                                    (3,752)           (3,752)

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000
     SHARES AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
     NONE ISSUED OR OUTSTANDING                                                          --                --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; no par value; 200,000,000 shares authorized;
          60,993,025 and 54,421,618 shares issued at June 30, 1999,
          and December 31, 1998, respectively                                     7,792,739         7,041,890
     Additional paid-in capital                                                   1,017,758           886,458
     Treasury stock, at cost (9,864,449 shares)                                  (1,777,891)       (1,777,891)
     Accumulated deficit                                                         (9,058,886)       (7,454,109)
                                                                                -----------       -----------
          Total stockholders' deficit                                            (2,026,280)       (1,303,652)
                                                                                -----------       -----------
          Total Liabilities and Stockholders' Deficit                           $   346,536       $   594,091
                                                                                ===========       ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        ONE UP CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                            Three Months Ended                    Six Months Ended
                                                         1999               1998               1999               1998
                                                     ------------       ------------       ------------       ------------
REVENUES                                             $    134,649       $    315,411       $    470,225       $    774,440

COSTS AND EXPENSES
     Salaries and benefits                                245,532            567,359            522,232          1,078,635
     Contract labor                                        47,110            173,256            104,675            473,437
     General and administrative                            57,594             69,327             92,315            131,190
     Advertising and marketing                              7,722             43,811             23,745             60,779
     Travel                                                 4,679              8,803              7,570             11,455
     Rent                                                  40,602             31,950             72,552             63,900
     Depreciation and amortization                         33,600             48,900             67,200             97,800
     Legal and professional fees                           41,821             65,464             57,849            369,005
     Year 2000 program costs                              396,988            321,585            841,656            637,629
     Bad debt expense                                          --                 --                 --              1,725
                                                     ------------       ------------       ------------       ------------
          Total operating expenses                        875,648          1,330,455          1,789,794          2,925,555
                                                     ------------       ------------       ------------       ------------
     Loss from operations                                (740,999)        (1,015,044)        (1,319,569)        (2,151,115)

OTHER INCOME (EXPENSES)
     Interest income                                           --              5,385                171              5,530
     Interest expense                                     (63,168)           (57,790)          (120,284)          (161,168)
     Financing fees                                       (17,802)           (23,988)          (165,095)           (31,985)
     Gain (loss) on sale of assets                             --             (2,950)                --             (2,950)
                                                     ------------       ------------       ------------       ------------
          Total other income (expenses)                   (80,970)           (79,343)          (285,208)          (190,573)

     Minority interest in (income) loss of
          consolidated subsidiary                              --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
     Loss before income taxes and
          extraordinary item                             (821,969)        (1,094,387)        (1,604,777)        (2,341,688)

     Provision for income tax expense (benefit)                --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
     Net loss before extraordinary item                  (821,969)        (1,094,387)        (1,604,777)        (2,341,688)

     Extraordinary income from forgiveness
          of debt (net of income taxes of $0)                  --            251,094                 --            256,344
                                                     ------------       ------------       ------------       ------------
     Net loss                                        $   (821,969)      $   (843,293)      $ (1,604,777)      $ (2,085,344)
                                                     ============       ============       ============       ============

Loss before income taxes and extraordinary
     item per common share                           $     (0.017)      $     (0.026)      $     (0.034)      $     (0.064)
                                                     ============       ============       ============       ============
Extraordinary income per common share                $         --       $      0.006       $         --       $      0.007
                                                     ============       ============       ============       ============
Net loss per common share (basic and diluted)        $     (0.017)      $     (0.020)      $     (0.034)      $     (0.057)
                                                     ============       ============       ============       ============
Weighted average common shares and common
     equivalents issued and outstanding (basic
     and diluted)                                      48,838,776         41,987,145         47,050,875         36,442,256
                                                     ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Deficit
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                      Common          Common                         Treasury        Additional
                                                      Stock           Stock          Treasury         Stock            Paid-in
                                                      Issued          Amount          Stock           Amount           Capital
                                                    ----------     -----------      ----------      -----------      -----------
Balance at January 1, 1998                          30,199,154     $ 2,197,640        (854,903)     $(1,068,629)     $   796,263

Issuance of stock in connection with private
     placements for cash                            21,252,500       4,250,500              --               --               --

Issuance of stock in connection with the
     conversion of debt to equity                    1,375,000         275,000              --               --               --

Issuance of stock in connection with the
     exercise of options and warrants for cash          54,000          11,250              --               --               --

Treasury stock received in exchange for cash                --              --      (9,400,000)        (740,000)              --

Issuance of stock for services rendered                     --              --         390,454           30,738               --

Net loss                                                    --              --              --               --               --
                                                    ----------     -----------      ----------      -----------      -----------
Balance at June 30, 1998                            52,880,654     $ 6,734,390      (9,864,449)     $(1,777,891)     $   796,263
                                                    ==========     ===========      ==========      ===========      ===========


Balance at January 1, 1999                          54,421,618     $ 7,041,890      (9,864,449)     $(1,777,891)     $   886,458

Issuance of stock in connection with private
     placements for cash                             5,530,500         691,312              --               --               --

Issuance of stock in connection with the
     exercise of options and warrants for cash       1,040,575          59,537              --               --               --

Issuance of warrants for financing fees                     --              --              --               --          131,300

Issuance of stock to employees under the
     Employee Stock Purchase Plan -
     shares matched by employer                            332              --              --               --               --

Net loss                                                    --              --              --               --               --
                                                    ----------     -----------      ----------      -----------      -----------
Balance at June 30, 1999                            60,993,025     $ 7,792,739      (9,864,449)     $(1,777,891)     $ 1,017,758
                                                    ==========     ===========      ==========      ===========      ===========


                                                        Accumulated
                                                          Deficit           Total
                                                        -----------      -----------
Balance at January 1, 1998                              $(3,996,034)     $(2,070,760)

Issuance of stock in connection with private
     placements for cash                                         --        4,250,500

Issuance of stock in connection with the
     conversion of debt to equity                                --          275,000

Issuance of stock in connection with the
     exercise of options and warrants for cash                   --           11,250

Treasury stock received in exchange for cash                     --         (740,000)

Issuance of stock for services rendered                          --           30,738

Net loss                                                 (2,085,344)      (2,085,344)
                                                        -----------      -----------
Balance at June 30, 1998                                $(6,081,378)     $  (328,616)
                                                        ===========      ===========


Balance at January 1, 1999                              $(7,454,109)     $(1,303,652)

Issuance of stock in connection with private
     placements for cash                                         --          691,312

Issuance of stock in connection with the
     exercise of options and warrants for cash                   --           59,537

Issuance of warrants for financing fees                          --          131,300

Issuance of stock to employees under the
     Employee Stock Purchase Plan -
     shares matched by employer                                  --               --

Net loss                                                 (1,604,777)      (1,604,777)
                                                        -----------      -----------
Balance at June 30, 1999                                $(9,058,886)     $(2,026,280)
                                                        ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                 1999             1998
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(1,604,777)     $(2,085,344)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                                               67,200           97,800
      Financing fees                                                              33,794           31,985
      Warrants issued for financing fees                                         131,300               --
      Amortization of discount on notes payable                                   25,359           50,708
      Common stock issued for services                                                --           30,738
      Bad debt expense                                                                --            1,725
      (Gain) loss on sale of assets                                                   --            2,950
      Change in assets and liabilities:
        Decrease in accounts receivable                                          159,277          143,414
        Increase in unbilled revenue                                             (14,180)              --
        Decrease in restricted cash                                                   --           28,150
        Increase in other current assets                                          (8,395)          (3,828)
        Increase in other assets                                                      --          (25,000)
        Increase (decrease) in accounts payable                                   40,047         (483,097)
        Increase (decrease) in accrued expenses                                   69,529         (153,286)
        Decrease in customer deposits in excess of unbilled receivables               --         (171,365)
                                                                             -----------      -----------
      Total adjustments                                                          503,931         (449,106)
                                                                             -----------      -----------
      Net cash used by operating activities                                   (1,100,846)      (2,534,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of property and equipment                                    (3,693)           4,200
                                                                             -----------      -----------
      Net cash provided (used) in investing activities                            (3,693)           4,200

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in cash overdraft                                                         --         (112,963)
   Proceeds from notes payable, excluding shareholder amounts                    417,500          704,000
   Proceeds from transfer of accounts receivable with recourse                        --           77,500
   Proceeds from issuance of common stock                                        750,849        4,536,750
   Payments under obligations of capital lease                                   (14,800)         (13,860)
   Repayment of shareholder advances                                             (30,000)         (61,920)
   Repayment of notes payable, excluding shareholder amounts                     (32,562)        (979,000)
   Repayment of transfer liability                                                    --         (265,000)
   Purchase of treasury stock                                                         --         (740,000)
                                                                             -----------      -----------
      Net cash provided in financing activities                                1,090,987        3,145,507
                                                                             -----------      -----------

      Net increase (decrease) in cash                                            (13,552)         615,257

Cash - beginning                                                                  17,389            4,076
                                                                             -----------      -----------

Cash - ending                                                                $     3,837      $   619,333
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                          $    83,870      $   119,797
                                                                             ===========      ===========
      Income taxes paid                                                      $        --      $        --
                                                                             ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by MigraTEC, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of our financial position as of June 30, 1999, and our results of operations and cash flows for the six months ended June 30, 1999 and 1998. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998, including the accompanying notes.

NOTE 2.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, we incurred a loss of $1,604,777 and used operating cash of $1,100,846 for the six months ended June 30, 1999. In addition, current liabilities exceed current assets by $2,150,289 at June 30, 1999, and we were unable to meet certain debt maturities at June 30, 1999 (See Note 3). Our continued existence and plans for future growth are dependent in part on our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on our ability to effectively penetrate the market for software migration and upgrade services, related products, and Year 2000 software products and services. If we are not able to achieve break-even, obtain additional or alternative funding, or generate sufficient sales revenues and cash flows in the near term, we will be unable to continue as a going concern.

During 1999, through the date of this report, we have funded our operations primarily from (1) the collection of $791,312 in connection with private offerings for our common stock, (2) the receipt of $547,500 in proceeds from several short-term notes payable with certain investor groups, including a director and an officer, (3) the receipt of $134,537 in connection with the exercise of warrants and options previously granted to holders of short-term notes payable, consultants and employees, (4) the increase in trade accounts payable of $40,047 and accrued expenses of $69,529, and (5) the collection of accounts receivable outstanding and the receipt of sales revenues totaling $732,156.

In addition, if needed, we are considering issuing additional equity through a private offering during the second half of 1999 in an amount sufficient to meet current operating expenses until such time that product revenues are sufficient to sustain our operations. However, we cannot assure you that any additional funding will be available to us when needed, on commercially reasonable terms, or at all. We have no current arrangements with respect to, or potential sources of, additional funding, and it is not anticipated that existing shareholders will satisfy any portion of our current or future funding requirements.

                          MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1999
                                   (Unaudited)


NOTE 2.  GOING CONCERN UNCERTAINTY (CONTINUED)

While much remains to be accomplished, we believe that we have made significant progress towards stabilization. As we develop additional software tools and introduce both current and proposed products and services into the marketplace, we anticipate that our sales revenues will increase during the remainder of 1999. While our success will in part depend on our ability to market and sell our products and services, we believe that the successful implementation of our plan to reengineer our business focus by shifting our strategic approach to utilizing our technology through strategic relationships, coupled with our continued emphasis on controlling costs, should move us forward with a focus on achieving improved results for 1999. However, we can provide no assurance to you that we will generate an increase in revenues or earnings, or achieve improved operating performance or results.

These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from our inability to continue as a going concern.


NOTE 3.  NOTES PAYABLE

The notes payable at June 30, 1999, including both current and long-term portions, is comprised of (1) $1,112,500 in senior secured promissory notes, (2) $550,045 in short-term loans from various investment groups, including a director, and (3) $71,496 in other notes payable relating to settlement of vendor and other lawsuits previously filed. As of the date hereof, we are currently in default under certain of these notes payable as follows.

On July 1, 1999, we were unable to meet our obligation to repay our senior secured promissory notes in the principal amount of $1,112,500 plus accrued interest of $45,719. Ten of the note holders, comprising $262,500 in principal amount, have accepted our original settlement offer, waiving the default provisions of the notes in an agreement to extend the due date of the notes until July 1, 2000. Under terms of the agreement, the annual interest rate on the notes remains at ten percent, semi-annual interest payments remain payable on July 31 and January 31, with the final interest payment being due on July 1, 2000, and the exercise price of the related warrants to purchase an aggregate of 750,005 shares of our common stock is reduced from $0.35 to $0.20 per share. Twenty holders of the remaining $850,000 in principal amount of the notes have not yet accepted our original settlement offer, and we are, therefore, currently in default under these notes, which are presently due on demand, as we attempt to negotiate with these note holders.

                          MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1999
                                   (Unaudited)


NOTE 3.  NOTES PAYABLE (CONTINUED)

In our continuing efforts towards reaching a settlement agreement on mutually acceptable terms, on July 31, 1999, we paid the semi-annual interest due on our senior secured promissory notes to all of the note holders, including both the ten note holders who had previously accepted our original offer as well as the twenty note holders who have not yet accepted our original offer. Subsequent to this, we have submitted to a third party, who is acting on behalf of the note holders, a draft of a revised proposal which, in addition to the concessions contained in our original offer, includes two additional features whereby (1) the expiration date of the warrants will be extended from July 1, 2000, to July 1, 2001, and (2) the principal amount of the notes plus any accrued interest, combined, will be convertible into shares of our common stock at per share prices of (i) $0.125 through November 30, 1999, (ii) $0.20 from December 1, 1999, through February 29, 2000, and (iii) $0.35 from March 1, 2000, through May 31, 2000. We do not anticipate any additional changes to our revised proposal, which will be offered to all of the note holders. If accepted, our revised offer would replace our original offer which has previously been accepted by ten of the note holders. However, until such time that our revised proposal, or some other settlement agreement, is finalized and accepted, we remain in default with regard to the twenty holders comprising $850,000 in principal amount of the notes which remain due on demand. Although we believe our revised proposal will be accepted by the note holders, we can give you no assurance regarding their acceptance.

We are obligated to make monthly payments of $1,000 on a note payable to a former employee relating to settlement of a lawsuit previously filed. At June 30, 1999, we were in default under this note after failing to meet our June 10, 1999, payment obligation, and we are currently three payments in arrears. We are in the process of negotiating payment arrangements regarding our past due payments totaling $3,000. However, as a result of our default under this note, all of the past due and remaining payments totaling $54,250 is presently due on demand.

We are obligated to make monthly payments of $32,000 on a note to an outside investment group. At June 30, 1999, we were in default under this note after failing to meet our June 1, 1999, payment obligation, and we are currently three payments in arrears. We are in the process of negotiating payment arrangements regarding our past due payments totaling $96,000. However, as a result of our default under this note, the unpaid principal amount of $232,545 plus accrued interest is presently due on demand.

We are obligated to make monthly payments of $2,000 on a note payable to a vendor relating to settlement of a lawsuit previously filed. We are currently in default under this note after failing to meet our August 11, 1999, payment obligation. We are in the process of negotiating payment arrangements regarding our past due payment. However, as a result of our default under this note, the past due and all remaining payments totaling $30,000 is presently due on demand.

                          MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1999
                                   (Unaudited)


NOTE 4.  STOCKHOLDERS' DEFICIT AND STOCK OPTIONS

Pursuant to the 1999 Stock Option Plan, during the second quarter of 1999, we granted to members of management and employees options to purchase up to an aggregate of 129,600 shares of our Common Stock at prices ranging from $0.3438 to $0.1875 per share exercisable through June 21, 2004.

During the second quarter of 1999, we issued to consultants and former employees 207,075 shares of our Common Stock as a result of the exercise of warrants and options previously granted to purchase shares at prices ranging from $0.1875 to $0.12 per share.

During the second quarter of 1999, we issued to three individual investors 3,687,500 restricted and unregistered shares of our Common Stock at $0.125 per share under terms of a private offering for total net cash proceeds of $460,937. In a related transaction, we granted two-year warrants to purchase up to an aggregate of 737,500 shares of our Common Stock at $0.20 per share.

NOTE 5.  SUBSEQUENT EVENTS

Subsequent to June 30, 1999, pursuant to the 1999 Stock Option Plan, as of the date hereof, we have granted to members of management and employees options to purchase up to an aggregate of 240,000 shares of our Common Stock at $0.1875 per share exercisable through July 1, 2004.

Effective July 1, 1999, we issued to a former employee 348 shares of our Common Stock representing our 50% matching of shares previously purchased by the employee pursuant to the terms of the Employee Stock Purchase Plan.

Effective July 16, 1999, we issued to an individual investor 800,000 restricted and unregistered shares of our Common Stock at $0.125 per share under terms of a private offering for total net cash proceeds of $100,000. In a related transaction, we granted a two-year warrant to purchase up to an aggregate of 160,000 shares of our Common Stock at $0.20 per share.

Effective July 1, 1999, pursuant to the terms of a Letter Agreement between us and a consultant, whereby we will receive certain consulting services from the consultant for a period of two years, we granted to the consultant a warrant to purchase up to an aggregate of 180,000 shares of our Common Stock at $0.20 per share. Vesting is at a rate of 7,500 shares per month beginning July 31, 1999, and continuing for the next 23 months, unless the Letter Agreement is terminated prior to full vesting. Full vesting of the warrant may be accelerated under certain terms and conditions as stipulated in the Letter Agreement. The warrant expires two years after fully vested, or, if earlier, two years after the Letter Agreement is terminated.

                          MIGRATEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1999
                                   (Unaudited)


NOTE 5.  SUBSEQUENT EVENTS (CONTINUED)

Effective July 29, 1999, pursuant to the terms and conditions of a short-term loan made to us by a certain investor group, we granted a two-year warrant to purchase up to an aggregate of 10,000 shares of our Common Stock at $0.01 per share, fully vested at date of grant.

Effective August 1, 1999, pursuant to the terms and conditions of a Letter Agreement between us and a consultant, whereby we received marketing services from the consultant, we granted to the consultant a two-year warrant to purchase up to an aggregate of 25,000 shares of our Common Stock at $0.20 per share, fully vested at date of grant.

Effective August 9, 1999, we issued to an outside investment group 1,000,000 shares of our Common Stock at $0.075 per share pursuant to a Stock Option Agreement which grants an option entitling the Group to purchase up to an aggregate of 5,903,614 shares. Under the terms and conditions of the Agreement, the Group is required to purchase the 1,000,000 shares upon signing, tendering payment of $75,000 to us, thereby exercising a portion of the option. The remaining 4,903,614 shares exercisable under the option may be purchased by the Group as follows: (1) 903,614 shares are exercisable at $0.075 per share, and expire 30 days after registration, (2) 2,000,000 shares are exercisable at the greater of (i) $0.20 or (ii) 50% of the prior five day average closing bid price per share, and expire six months after registration, and (3) 2,000,000 shares are exercisable at the greater of (i) $0.50 or (ii) 50% of the prior five day average closing bid price per share, and expire 12 months after registration. The maximum exercise price of the final 2,000,000 shares may be reduced from $0.50 to $0.20 under certain terms and conditions as stipulated in the Agreement. The Agreement provides that we will file a shelf registration statement with the SEC no later than August 31, 2000, in order to register the 5,903,614 shares underlying the option. In the event that we fail to file the registration statement by August 31, 2000, the Group will be entitled to purchase an additional 600,000 shares of our Common Stock at the greater of (i) $0.50 or (ii) 50% of the prior five day average closing bid price per share, fully vested and exercisable from September 1, 2000, through August 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         2ND QUARTER ENDED JUNE 30, 1999

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC INC. AND OUR SUBSIDIARY MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE."

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of MigraTEC should be read in conjunction with the consolidated financial statements of MigraTEC included elsewhere herein.

Although we experienced significant losses for the six months ended June 30, 1999, as well as for 1998, 1997 and 1996, we believe it is important to note the growing opportunity for us to sell our automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as the increasing market demand for migration products and services. We believe, that by capitalizing on this opportunity, revenues and earnings will increase during the remainder of 1999, although we can give you no assurances regarding any increase.

We believe that our net loss posted for the six months ended June 30, 1999, was in part due to continued expenditures for reengineering our business and shifting our strategic approach to utilizing our technology through strategic partnerships. In mid-1998, we introduced our new Y2K tool, MigraTEC2000, and most recently announced the completion of our initial development of an additional migration service in April 1999.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues

During the second quarter of 1999, our sales revenues decreased to $134,649, compared to $315,411 for the second quarter of 1998. This decrease was primarily attributable to focusing our efforts on utilizing our technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $44,671 for the second quarter of 1999. Service revenue from non-related MigraTEC2000 products and services was approximately $89,978 and $315,411 for the three months ended June 30, 1999 and 1998, respectively.

Operating Expenses

Our total operating expenses decreased by approximately 34% to $875,648 during the second quarter of 1999, compared to $1,330,455 for the second quarter of 1998. Labor costs decreased by approximately 56% to $292,642 for the three months ended June 30, 1999, compared to $740,615 for the three months ended June 30, 1998. This decrease primarily resulted from a reduction in our labor force during the second and third quarters of 1998 attributable to changing our business focus. General and administrative expenses decreased to $57,594 from $69,327, primarily resulting from decreased expenditures for directors fees, leased computer equipment, and other office-related expenses. Advertising, marketing and public relations costs decreased to $7,722 from $43,811. Rent expense increased to $41,821 from $31,950, due to increased escalation charges for 1998, as well as monthly estimates for 1999, being passed through and billed currently by our landlord. Depreciation and amortization decreased to $33,600 for the second quarter of 1999, compared to $48,900 for the second quarter of 1998, as a result of asset abandonments and retirements. Legal and professional fees decreased to $41,821 during the second quarter of 1999 from $65,464 for the second quarter of 1998, primarily due to decreased legal costs resulting from various litigation in which we were involved. The decrease in labor costs was offset by a majority of the expenditures for the Year 2000 program which are comprised of primarily labor costs. Year 2000 program costs of $396,988 incurred in the second quarter of 1999 consists of labor costs and various other expenses related to the development and marketing of our Year 2000 tool set, as well as research and development related to the development of other migration tools. Such costs incurred in the corresponding period in 1998 totaled $321,585. As a percentage of revenues, total operating expenses increased to 650% for the second quarter of 1999, compared to 422% for the second quarter of 1998, primarily attributable to the decrease in revenues as previously discussed.

Other Income and Expenses

Interest expense, which includes loan origination fees, increased to $63,168 for the second quarter of 1999, compared to $57,790 for the second quarter of 1998. The increase was primarily due to (i) finance and late charges we incurred resulting from the late payment of trade accounts payable and (ii) interest incurred in connection with short-term notes entered into during 1999. Also, we incurred financing fees of $17,802 relating to the amortized portion of fees paid in 1997 in connection with the issuance of our senior secured promissory notes.

For the three months ended June 30, 1999, we incurred a net loss of $821,969, or $0.017 per share, as compared with a net loss of $843,293, or $0.020 per share, for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues

During the first six months of 1999, our sales revenues decreased to $470,225, compared to $774,440 for the first six months of 1998. This decrease was primarily attributable to focusing our efforts on utilizing our technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $380,247 for the six months of 1999. Service revenue from non-related MigraTEC2000 products and services was approximately $89,978 and $774,440 for the six months ended June 30, 1999 and 1998, respectively.

Operating Expenses

Our total operating expenses decreased by approximately 39% to $1,789,794 during the first six months of 1999, compared to $2,925,555 for the first six months of 1998. Labor costs decreased by approximately 60% to $626,907 for the six months ended June 30, 1999, compared to $1,552,072 for the six months ended June 30, 1998. This decrease primarily resulted from a reduction in our labor force during the second and third quarters of 1998 attributable to changing our business focus. General and administrative expenses decreased to $92,315 from $131,190, primarily resulting from decreased expenditures for directors fees, leased computer equipment, and other office-related expenses. Advertising, marketing and public relations costs decreased to $23,745 from $60,779. Rent expense increased to $72,552 from $63,900, due to increased escalation charges for 1998, as well as monthly estimates for 1999, being passed through and billed currently by our landlord. Depreciation and amortization decreased to $67,200 from $97,800, as a result of asset abandonments and retirements. Legal and professional fees decreased to $57,849 from $369,005, primarily due to decreased legal costs resulting from various litigation in which we were involved. The decrease in labor costs was offset by a majority of the expenditures for the Year 2000 program which are comprised of primarily labor costs. Year 2000 program costs of $841,656 incurred in the first six months of 1999 consists of labor costs and various other expenses related to the development and marketing of our Year 2000 tool set, as well as research and development related to the development of other migration tools. Such costs incurred in the corresponding period in 1998 totaled $637,629. As a percentage of revenues, total operating expenses increased to 381% for the first six months of 1999, compared to 378% for the first six months of 1998, primarily attributable to the decrease in revenues as previously discussed.

Other Income and Expenses

Interest expense, which includes loan origination fees, decreased to $120,284 for the six months ended June 30, 1999, compared to $161,168 for the six months ended June 30, 1998. The decrease was primarily due to (i) amortization of discount related to our senior secured promissory notes and (ii) loan fees incurred during 1998 connected with short-term financing. Also, we incurred financing fees of $165,095, of which $33,795 relates to the amortized portion of fees paid in 1997 in connection with the issuance of our senior secured promissory notes and $131,300 relates to stock purchase warrants issued with debt.

For the six months ended June 30, 1999, we incurred a net loss of $1,604,777, or $0.034 per share, as compared with a net loss of $2,085,344, or $0.057 per share, for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,100,846 for the six months ended June 30, 1999, which resulted from our operating loss, reduced by net changes in assets and liabilities and non-cash expenses and income. This compares to net cash used by operating activities of $2,534,450 for the six months ended June 30, 1998, which resulted primarily from our operating loss, increased by net changes in assets and liabilities and non-cash expenses and income.

At June 30, 1999, we had a net working capital deficit of $2,150,289, compared to a net working capital deficit of $1,491,000 at December 31, 1998, a net decrease in working capital of $659,289 for the six months ended June 30, 1999.

At June 30, 1999, we had cash of $3,837 and $144,171 in outstanding accounts receivable ($119,991 billed and $24,180 unbilled), all of which is considered fully collectible.

At June 30, 1999, our outstanding debt obligations included (i) $1,112,500 in senior secured promissory notes, (ii) $525,045 in short-term loans from outside investment groups, (iii) $25,000 in short-term loans from a director, (iv) $71,496 in other notes payable relating to settlement of vendor and other lawsuits previously filed, and (v) $26,588 due under a capital lease.

During the first six months of 1999, we received proceeds of $1,090,987 from financing activities. We collected (i) $750,849 in connection with the issuance of shares of our common stock and (ii) $447,500 in proceeds from short-term loans from various outside investment groups, a director and an officer. Our cash proceeds were offset by $107,362 expended for our repayment of principal of short-term loans from an outside investment group and an officer, other notes payable relating to settlement of vendor and other lawsuits previously filed, and obligations under a capital lease.

In funding our operations for 1999, as of the date hereof we have (i) completed private offerings which have yielded gross proceeds of $791,312, (ii) entered into several short-term notes payable with outside investment groups, including one director and one officer, totaling $547,500, and (iii) received gross proceeds of $134,537 for the exercise of warrants relating to various short-term notes payable and warrants and options previously granted to consultants and employees. We have also used our trade accounts payable to fund our operations. In addition, in funding our operations for 1999, we have used certain of our notes payable. As is discussed in further detail in the notes to our financial statements included elsewhere herein, as result, we are presently in default under certain of our notes payable including (i) approximately $850,000 in principal amount of our senior secured promissory notes, (ii) $232, 545 in a short-term loan from an outside investment group, (iii) $30,000 in a note payable relating to settlement of a vendor lawsuit previously filed, and (iv) $54,250 in a note payable to a former employee relating to settlement of a lawsuit previously filed. If needed, we are considering issuing additional equity through a private offering during the second half of 1999 in an amount sufficient to meet our current operating expenses until such time that product revenues are sufficient to sustain our operations.

This Form 10-QSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that our expectations reflected in the forward-looking statements are reasonable, no assurance can be given that our expectations will prove to have been correct.

Among the key factors that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are the risk that we will be unable to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms, the risk that we will be unable to effectively penetrate our target markets for migration products and services and Y2K product sales, the risk that our new untested management will be unable to successfully implement our business plan and sales strategy, and the risk of unfavorable changes in economic and industry conditions, as well as changes in regulatory requirements. We have also made certain assumptions relating to our operations and the industry in general. All written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by, but not limited to, the factors described above.

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

Dated:       August 23, 1999


                                     BY:   /s/ MARK C. MYERS
                                           -------------------------------------
                                           Mark C. Myers, Principal Financial
                                           Officer

Dated:       August 23, 1999

                                INDEX TO EXHIBITS


    Exhibit No.                       Description
    ------------                      -----------
        11                       Computations of Net Loss Per Share

       27.1                      Financial Data Schedule