Form 10QSB
period 1999-09-30
MIGRATEC INC
filed 1999-11-16
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 1999, the issuer had 64,870,092 shares of common stock, no par value, outstanding.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets at September 30, 1999 (unaudited), and December 31, 1998

         Statements of Operations for the three months and nine months ended
              September 30, 1999 and 1998 (unaudited)

         Statements of Stockholders' Deficit for the nine months ended
              September 30, 1999 and 1998 (unaudited)

         Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998 (unaudited)

         Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview: Introduction, Background and Product Strategy

         Results of Operations:
              Comparison of the Three Months Ended September 30, 1999 and 1998 Comparison of the Nine Months Ended September 30, 1999 and 1998

         Liquidity and Capital Resources

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (11)     Computations of Net Loss Per Share
              (27.1)   Financial Data Schedule

         (b)  Reports on Form 8-K
              none

SIGNATURES

                          MIGRATEC, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 1999, and December 31, 1998



                                                                             (Unaudited)
                                     ASSETS                                    09/30/99        12/31/98
                                                                             ------------    ------------

CURRENT ASSETS
     Cash                                                                    $      6,532    $     17,389
     Accounts receivable - billed                                                 219,812         279,268
     Accounts receivable - unbilled                                                48,160          10,000
     Shareholder advance                                                            2,390           3,766
     Other current assets                                                          29,161          29,624
                                                                             ------------    ------------
          Total current assets                                                    306,055         340,047

PROPERTY AND EQUIPMENT, NET                                                       103,230         198,702

OTHER ASSETS
     Financing fees                                                                    --          33,794
     Other assets                                                                  21,548          21,548
                                                                             ------------    ------------
          Total other assets                                                       21,548          55,342
                                                                             ------------    ------------

          Total Assets                                                       $    430,833    $    594,091
                                                                             ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable, net of discount of $0 and $25,359, respectively,
          including $0 and $30,000, respectively due to shareholders         $    994,556    $  1,297,579
     Accounts payable                                                             342,721         347,294
     Accrued expenses                                                             142,636         159,069
     Obligation under capital lease                                                19,011          27,105
                                                                             ------------    ------------
          Total current liabilities                                             1,498,924       1,831,047

LONG-TERM LIABILITIES
     Long-term portion of notes payable                                            94,349          56,165
     Long-term portion of obligation under capital lease                               --          14,283
                                                                             ------------    ------------
          Total long-term liabilities                                              94,349          70,448

MINORITY INTEREST                                                                  (5,984)         (3,752)

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3)

REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000
     SHARES AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
     NONE ISSUED OR OUTSTANDING                                                        --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; no par value; 200,000,000 shares authorized;
          72,688,633 and 54,421,618 shares issued at September 30, 1999,
          and December 31, 1998, respectively                                   9,185,679       7,041,890
     Additional paid-in capital                                                 1,520,734         886,458
     Treasury stock, at cost (9,864,449 shares)                                (1,777,891)     (1,777,891)
     Accumulated deficit                                                      (10,084,978)     (7,454,109)
                                                                             ------------    ------------
          Total stockholders' deficit                                          (1,156,456)     (1,303,652)
                                                                             ------------    ------------

          Total Liabilities and Stockholders' Deficit                        $    430,833    $    594,091
                                                                             ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                        Three Months Ended               Nine Months Ended
                                                        1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------


REVENUES                                             $    294,267    $    290,882    $    764,492    $  1,065,322

COSTS AND EXPENSES
     Salaries and benefits                                537,678         327,685       1,059,910       1,406,320
     Contract labor                                       107,609          62,288         212,284         535,725
     General and administrative                            57,130          82,546         149,445         213,736
     Advertising and marketing                                 --          26,325          23,745          87,104
     Travel                                                12,713           4,635          20,283          16,090
     Rent                                                  34,174          31,950         106,726          95,850
     Depreciation and amortization                         33,600          48,000         100,800         145,800
     Legal and professional fees                           19,283          18,384          77,132         387,389
     Year 2000 program costs                                2,330         338,378         843,986         976,007
     Bad debt expense                                          --              --              --           1,725
                                                     ------------    ------------    ------------    ------------
          Total operating expenses                        804,517         940,191       2,594,311       3,865,746
                                                     ------------    ------------    ------------    ------------
     Loss from operations                                (510,250)       (649,309)     (1,829,819)     (2,800,424)

OTHER INCOME (EXPENSES)
     Interest income                                           74           3,238             245           8,768
     Interest expense                                     (56,187)        (16,034)       (176,471)       (177,202)
     Financing fees                                      (502,975)        (15,992)       (668,070)        (47,977)
     Gain (loss) on sale of assets                             --              --              --          (2,950)
                                                     ------------    ------------    ------------    ------------
          Total other income (expenses)                  (559,088)        (28,788)       (844,296)       (219,361)
     Minority interest in income (loss) of
          consolidated subsidiary                           2,232              --           2,232              --
                                                     ------------    ------------    ------------    ------------
     Loss before income taxes and
          extraordinary item                           (1,067,106)       (678,097)     (2,671,883)     (3,019,785)
     Provision for income tax expense (benefit)                --              --              --              --
                                                     ------------    ------------    ------------    ------------
     Net loss before extraordinary item                (1,067,106)       (678,097)     (2,671,883)     (3,019,785)
     Extraordinary income from forgiveness
          of debt (net of income taxes of $0)              41,014              --          41,014         256,344
                                                     ------------    ------------    ------------    ------------
     Net loss                                        $ (1,026,092)   $   (678,097)   $ (2,630,869)   $ (2,763,441)
                                                     ============    ============    ============    ============
Loss before income taxes and extraordinary
     item per common share                           $     (0.020)   $     (0.016)   $     (0.054)   $     (0.078)
                                                     ============    ============    ============    ============
Extraordinary income per common share                $      0.001    $         --    $      0.001    $      0.007
                                                     ============    ============    ============    ============
Net loss per common share (basic and diluted)        $     (0.019)   $     (0.016)   $     (0.053)   $     (0.071)
                                                     ============    ============    ============    ============

Weighted average common shares and common
     equivalents issued and outstanding (basic
     and diluted)                                      54,512,750      43,313,080      49,565,500      38,757,699
                                                     ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Deficit
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                   Common         Common                         Treasury
                                                   Stock           Stock        Treasury          Stock
                                                   Issued          Amount        Stock            Amount
                                                 ------------   ------------   ------------    ------------

Balance at January 1, 1998                         30,199,154   $  2,197,640       (854,903)   $ (1,068,629)

Issuance of stock in connection with private
     placements for cash                           22,790,000      4,558,000             --              --

Issuance of stock in connection with the
     conversion of debt to equity                   1,375,000        275,000             --              --

Issuance of stock in connection with the
     exercise of options and warrants for cash         54,000         11,250             --              --

Treasury stock received in exchange for cash               --             --     (9,400,000)       (740,000)

Issuance of stock for services rendered                    --             --        390,454          30,738

Net loss                                                   --             --             --              --
                                                 ------------   ------------   ------------    ------------

Balance at September 30, 1998                      54,418,154   $  7,041,890     (9,864,449)   $ (1,777,891)
                                                 ============   ============   ============    ============



Balance at January 1, 1999                         54,421,618   $  7,041,890     (9,864,449)   $ (1,777,891)

Issuance of stock in connection with private
     placements for cash                            9,904,500      1,238,062             --              --

Issuance of stock in connection with the
     conversion of debt to equity                   5,967,927        745,990             --              --

Issuance of stock in connection with the
     exercise of options and warrants for cash      2,393,908        159,737             --              --

Issuance of warrants for financing fees                    --             --             --              --

Issuance of stock to employees under the
     Employee Stock Purchase Plan -
     shares matched by employer                           680             --             --              --

Net loss                                                   --             --             --              --
                                                 ------------   ------------   ------------    ------------

Balance at September 30, 1999                      72,688,633   $  9,185,679     (9,864,449)   $ (1,777,891)
                                                 ============   ============   ============    ============



                                                  Additional
                                                   Paid-in      Accumulated
                                                   Capital        Deficit         Total
                                                 ------------   -----------    ------------

Balance at January 1, 1998                       $    796,263   $ (3,996,034)   $ (2,070,760)

Issuance of stock in connection with private
     placements for cash                                   --             --       4,558,000

Issuance of stock in connection with the
     conversion of debt to equity                          --             --         275,000

Issuance of stock in connection with the
     exercise of options and warrants for cash             --             --          11,250

Treasury stock received in exchange for cash               --             --        (740,000)

Issuance of stock for services rendered                    --             --          30,738

Net loss                                                   --     (2,763,441)     (2,763,441)
                                                 ------------   ------------    ------------

Balance at September 30, 1998                    $    796,263   $ (6,759,475)   $   (699,213)
                                                 ============   ============    ============



Balance at January 1, 1999                       $    886,458   $ (7,454,109)     (1,303,652)

Issuance of stock in connection with private
     placements for cash                                   --             --       1,238,062

Issuance of stock in connection with the
     conversion of debt to equity                          --             --         745,990

Issuance of stock in connection with the
     exercise of options and warrants for cash             --             --         159,737

Issuance of warrants for financing fees               634,276             --         634,276

Issuance of stock to employees under the
     Employee Stock Purchase Plan -
     shares matched by employer                            --             --              --

Net loss                                                   --     (2,630,869)     (2,630,869)
                                                 ------------   ------------    ------------

Balance at September 30, 1999                    $  1,520,734   $(10,084,978)   $ (1,156,456)
                                                 ============   ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



                                                                                         1999             1998
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $  (2,630,869)   $  (2,763,441)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                                                      100,800          145,800
      (Gain) loss on disposal of assets                                                       --            2,950
      Bad debt expense                                                                        --            1,725
      Financing fees                                                                      33,794           47,977
      Warrants issued for financing fees                                                 634,276               --
      Amortization of discount on notes payable                                           25,359           36,036
      Common stock and warrants issued for goods and services                                 --           30,738
      Minority interest                                                                   (2,232)              --
      Extraordinary income from forgiveness of debt                                      (40,014)              --
      Change in assets and liabilities:
         Decrease in accounts receivable                                                  59,456          161,899
         Increase in unbilled revenue                                                    (38,160)              --
         Decrease in restricted cash                                                          --           28,150
         Decrease in other current assets                                                  1,839            4,514
         Increase in other assets                                                             --               --
         Increase (decrease) in accounts payable                                          36,441         (514,571)
         Decrease in accrued expenses                                                     (7,943)        (157,080)
         Decrease in customer deposits in excess of unbilled receivables                      --         (171,365)
                                                                                   -------------    -------------
      Total adjustments                                                                  802,616         (383,227)
                                                                                   -------------    -------------
      Net cash used by operating activities                                           (1,828,253)      (3,146,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of property and equipment                                            (5,328)           4,200
                                                                                   -------------    -------------
      Net cash provided (used) in investing activities                                    (5,328)           4,200

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in cash overdraft                                                                 --         (112,963)
   Proceeds from notes payable, excluding shareholder amounts                            617,500          704,000
   Proceeds from issuance of common stock                                              1,397,799        4,844,250
   Payments under obligations of capital lease                                           (22,377)         (20,121)
   Repayment of shareholder advances, net of proceeds                                    (30,000)         (63,276)
   Repayment of notes payable, excluding shareholder amounts                            (140,198)        (979,000)
   Repayment of transfer liability, net of proceeds                                           --         (187,500)
   Purchase of treasury stock                                                                 --         (740,000)
                                                                                   -------------    -------------
      Net cash provided in financing activities                                        1,822,724        3,445,390
                                                                                   -------------    -------------

      Net increase (decrease) in cash                                                    (10,857)         302,922

Cash - beginning                                                                          17,389            4,076
                                                                                   -------------    -------------

Cash - ending                                                                      $       6,532    $     306,998
                                                                                   =============    =============

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                                $     159,093    $     176,267
                                                                                   =============    =============
      Income taxes paid                                                            $          --    $          --
                                                                                   =============    =============
      Issuance of stock upon conversion of debt to equity                          $     745,990    $          --
                                                                                   =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by MigraTEC, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of our financial position as of September 30, 1999, and our results of operations and cash flows for the nine months ended September 30, 1999 and 1998. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998, including the accompanying notes.

NOTE 2. GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, we incurred a loss of $2,630,869 and used operating cash of $1,828,253 for the nine months ended September 30, 1999. In addition, current liabilities exceed current assets by $1,192,869 at September 30, 1999, and we were unable to meet certain debt maturities at June 30, 1999 (See Note 3). Our continued existence and plans for future growth are dependent in part on our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on our ability to effectively penetrate the market for software migration and upgrade services, related products, and Year 2000 software products and services. If we are not able to achieve break-even, obtain additional or alternative funding, or generate sufficient sales revenues and cash flows in the near term, we will be unable to continue as a going concern.

During 1999, through the date of this report, we have funded our operations primarily from (1) the collection of $1,250,563 in connection with private offerings for our common stock, (2) the receipt of $682,500 in proceeds from several short-term notes payable with certain investor groups, including a director and an officer, (3) the receipt of $252,659 in connection with the exercise of warrants and options previously granted to holders of short-term notes payable, consultants and employees, and (4) the collection of accounts receivable outstanding and the receipt of sales revenues totaling $1,002,443.

In addition, if needed, we are considering issuing additional equity through a private offering during the fourth quarter of 1999 in an amount sufficient to meet current operating expenses until such time that product revenues are sufficient to sustain our operations. However, we cannot assure you that any additional funding will be available to us when needed, on commercially reasonable terms, or at all. We have no current arrangements with respect to, or potential sources of, additional funding, and it is not anticipated that existing shareholders will satisfy any portion of our current or future funding requirements.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 2. GOING CONCERN UNCERTAINTY (CONTINUED)

While much remains to be accomplished, we believe that we have made significant progress towards stabilization. As we develop additional software tools and introduce both current and proposed products and services into the marketplace, we anticipate that our sales revenues will increase during 2000. While our success will in part depend on our ability to market and sell our products and services, we believe that the successful implementation of our plan to reengineer our business focus by shifting our strategic approach to utilizing our technology through strategic relationships, coupled with our continued emphasis on controlling costs, should move us forward with a focus on achieving improved results for 2000. However, we can provide no assurance to you that we will generate an increase in revenues or earnings, or achieve improved operating performance or results.

These financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from our inability to continue as a going concern.

NOTE 3. NOTES PAYABLE

The notes payable at September 30, 1999, including both current and long-term portions, is comprised of (1) $375,000 in senior secured promissory notes, (2) $650,045 in short-term loans from various investment groups, including a director, and (3) $63,860 in other notes payable relating to settlement of vendor and other lawsuits previously filed. As of the date hereof, we are currently in default under certain of these notes payable as follows.

On July 1, 1999, we were unable to meet our obligation to repay our senior secured promissory notes in the principal amount of $1,112,500 plus accrued interest. In an effort towards reaching a settlement agreement on mutually acceptable terms, on July 31, 1999, we paid the semi-annual interest due to all of the note holders, and subsequently submitted a proposal to modify the terms of the notes. Under terms of our proposal, (1) the annual interest rate on the notes would remain at ten percent, (2) the next semi-annual interest payment would remain payable on January 31, 2000, with the final interest payment being due on July 1, 2000, (3) the exercise price of the related warrants to purchase an aggregate of 3,178,591 shares of our common stock would be reduced from $0.35 to $0.20 per share, (4) the expiration date of the warrants would be extended from July 1, 2000, to July 1, 2001, and (5) the principal amount of the notes plus any accrued interest, combined, would be convertible into shares of our common stock at per share prices of (i) $0.125 through November 30, 1999, (ii) $0.20 from December 1, 1999, through February 29, 2000, and (iii) $0.35 from March 1, 2000, through May 31, 2000. As of the date hereof, we have issued 6,993,957 shares of our common stock to 21 of the note holders who have accepted our

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 3. NOTES PAYABLE (CONTINUED)

proposal and converted notes in the principal amount of $862,500 plus accrued interest of $11,743. In addition, as of the date hereof, three of the note holders comprising $125,000 in principal amount have accepted our proposal, waiving the default provisions of the notes in an agreement to extend the due date of the notes until July 1, 2000, but have not yet converted their notes. Five holders of the remaining $125,000 in principal amount of the notes have not yet accepted our proposal, and we are, therefore, currently in default under these notes, which are presently due on demand, as we continue to negotiate with these note holders. Until such time that our proposal is accepted, we remain in default with regard to these five holders comprising $125,000 in principal amount of the notes which remain due on demand. Although we believe our proposal will be accepted by these note holders, we can give you no assurance regarding their acceptance.

NOTE 4. STOCKHOLDERS' DEFICIT AND STOCK OPTIONS

Pursuant to the 1999 Stock Option Plan, during the third quarter of 1999, we granted to members of management and employees options to purchase up to an aggregate of 685,968 shares of our common stock at prices ranging from $0.3906 to $0.1719 per share exercisable through September 13, 2004.

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

Effective July 29, 1999, pursuant to the terms and conditions of a short-term loan made to us by an outside investor group, we granted a two-year warrant to purchase up to an aggregate of 10,000 shares of our common stock at $0.01 per share, fully vested at date of grant. Effective September 1, 1999, pursuant to the terms and conditions extending the due date of the loan, we granted a two-year warrant to purchase up to an aggregate of 10,000 additional shares of our common stock at $0.01 per share, fully vested at date of grant.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 4. STOCKHOLDERS' DEFICIT AND STOCK OPTIONS (CONTINUED)

Effective August 1, 1999, pursuant to the terms and conditions of a Letter Agreement between us and a consultant, whereby we received marketing services from the consultant, we granted to the consultant a two-year warrant to purchase up to an aggregate of 25,000 shares of our common stock at $0.20 per share, fully vested at date of grant.

Effective August 9, 1999 and August 31, 1999, we issued to an outside investment group 1,000,000 and 333,333 shares, respectively, of our common stock at $0.075 per share pursuant to a Stock Option Agreement which grants an option entitling the Group to purchase up to an aggregate of 5,903,614 shares. Under the terms and conditions of the Agreement, the Group was required to purchase the 1,000,000 shares upon signing, tendering payment of $75,000 to us, thereby exercising a portion of the option. Additional terms and conditions of the Agreement call for the maximum exercise price of the final 2,000,000 shares to be reduced from $0.50 to $0.20 provided that the Group purchases at least 333,333 shares by August 31, 1999, tendering payment of $25,000 to us, thereby exercising an additional portion of the option. The remaining 4,570,281 shares exercisable under the option may be purchased by the Group as follows: (1) 570,281 shares are exercisable at $0.075 per share, and expire 30 days after registration, (2) 2,000,000 shares are exercisable at the greater of (i) $0.20 or (ii) 50% of the prior five day average closing bid price per share, and expire six months after registration, and (3) 2,000,000 shares are exercisable at the greater of (i) $0.20 or (ii) 50% of the prior five day average closing bid price per share, and expire 12 months after registration. The Agreement provides that we will file a shelf registration statement with the SEC no later than August 31, 2000, in order to register the 5,903,614 shares underlying the option. In the event that we fail to file the registration statement by August 31, 2000, the Group will be entitled to purchase an additional 600,000 shares of our common stock at the greater of (i) $0.50 or (ii) 50% of the prior five day average closing bid price per share, fully vested and exercisable from September 1, 2000, through August 31, 2001.

Effective September 8, 1999, pursuant to the terms and conditions of a short-term loan made to us by one of our directors, we issued 20,000 shares of our common stock upon exercise of a warrant granted on August 31, 1999, to purchase shares at $0.01 per share.

During the third quarter of 1999, we issued to twenty-seven individual investors, including one director, 4,374,000 restricted and unregistered shares of our common stock at $0.125 per share under terms of a private offering for total net cash proceeds of $546,750. In a related transaction, we granted two-year warrants to purchase up to an aggregate of 874,800 shares of our common stock at $0.20 per share.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 5. SUBSEQUENT EVENTS

Pursuant to the 1999 Stock Option Plan, subsequent to September 30, 1999, we granted to members of management and employees options to purchase up to an aggregate of 36,000 shares of our common stock at $0.1719 per share exercisable through November 15, 2004.

Effective October and November 1, 1999, pursuant to the terms and conditions extending the due date of a short-term loan previously made to us by an outside investor group, we granted two-year warrants for the purchase of up to an aggregate of 10,000 shares each of our common stock at $0.01 per share, fully vested at date of grant.

Effective October 13, 1999, we issued 200,000 shares of our common stock to an outside investment group upon exercise of a warrant previously granted to purchase shares at $0.01 per share.

Effective October 13, 1999, we issued 704,878 shares of our common stock to a consultant at a reduced exercise price of $0.125 per share upon exercise of warrants previously granted to purchase shares at prices which originally ranged from $0.40 to $0.25625 per share.

Effective October 14, 1999, we issued to an individual investor 100,000 restricted and unregistered shares of our common stock at $0.125 per share under terms of a private offering for total net cash proceeds of $12,500. In a related transaction, we granted a two-year warrant to purchase up to an aggregate of 20,000 shares of our common stock at $0.20 per share.

Effective October 29, 1999, we issued 15,000 shares of our common stock to a former employee upon exercise of options previously granted to purchase shares at $0.1875 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      3RD QUARTER ENDED SEPTEMBER 30, 1999

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

Although we experienced significant losses for the nine months ended September 30, 1999, as well as for 1998, 1997 and 1996, we believe it is important to note the growing opportunity for us to sell our automated migration products and services based on the rapid growth and changes occurring in today's marketplace, as well as the increasing market demand for migration products and services. We believe, that by capitalizing on this opportunity, revenues and earnings will increase during 2000, although we can give you no assurances regarding any increase.

We believe that our net loss posted for the nine months ended September 30, 1999, was in part due to continued expenditures for reengineering our business and shifting our strategic approach to utilizing our technology through strategic partnerships. In mid-1998, we introduced our new Y2K tool, MigraTEC2000, and most recently announced the completion of our initial development of an additional migration service in April 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

During the third quarter of 1999, our sales revenues increased to $294,267, compared to $290,882 for the third quarter of 1998. Licensing and service revenue related to MigraTEC2000 approximated $219,494 for the third quarter of 1999 compared to $226,300 for the third quarter of 1998. Service revenue from non-related MigraTEC2000 products and services was approximately $74,773 and $64,582 for the three months ended September 30, 1999 and 1998, respectively.

Operating Expenses

Our total operating expenses decreased by approximately 14% to $804,517 during the third quarter of 1999, compared to $940,191 for the third quarter of 1998. Labor costs increased by approximately 65% to $645,287 for the three months ended September 30, 1999, compared to $389,973 for the three months ended September 30, 1998. General and administrative expenses decreased to $57,130 from $82,546, primarily resulting from decreased expenditures for leased computer equipment. Advertising, marketing and public relations costs decreased to $0 from $26,325. Rent expense increased to $34,174 from $31,950, due to increased escalation charges for 1998, as well as monthly estimates for 1999, being passed through and billed currently by our landlord. Depreciation and amortization decreased to $33,600 for the third quarter of 1999, compared to $48,000 for the third quarter of 1998, as a result of asset abandonments and retirements. Legal and professional fees increased to $19,283 during the third quarter of 1999 from $18,384 for the third quarter of 1998. The increase in labor costs was offset primarily by the decrease in expenditures for the Year 2000 program, which were comprised of primarily labor costs and included various other expenses related to the development and marketing of our Year 2000 tool set, as well as research and development related to the development of other migration tools. Year 2000 program costs decreased to only $2,330 for the third quarter of 1999, consisting of commissions payable on licensing and service revenue related to MigraTEC2000. Such costs incurred in the corresponding period in 1998 totaled $338,378. As a percentage of revenues, total operating expenses decreased to 273% for the third quarter of 1999, compared to 323% for the third quarter of 1998, primarily attributable to the decrease in expenses as previously discussed.

Other Income and Expenses

Interest expense, which includes loan origination fees, increased to $56,187 for the third quarter of 1999, compared to $16,034 for the third quarter of 1998. The increase was primarily due to (i) finance and late charges we incurred resulting from the late payment of trade accounts payable and (ii) interest and loan origination fees incurred in connection with short-term notes entered into during 1999. Also, we incurred financing fees of $502,975 relating to stock purchase warrants issued with debt.

For the three months ended September 30, 1999, we incurred a net loss of $1,067,106, or $0.019 per share, as compared with a net loss of $678,097, or $0.016 per share, for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

During the first nine months of 1999, our sales revenues decreased to $764,492, compared to $1,065,322 for the first nine months of 1998. This decrease was primarily attributable to focusing our efforts on utilizing our technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $599,472 for the first nine months of 1999, compared to $226,300 for the first nine months of 1998. Service revenue from non-related MigraTEC2000 products and services was approximately $164,750 and $839,022 for the nine months ended September 30, 1999 and 1998, respectively.

Operating Expenses

Our total operating expenses decreased by approximately 33% to $2,594,311 during the first nine months of 1999, compared to $3,865,746 for the first nine months of 1998. Labor costs decreased by approximately 34% to $1,272,194 for the nine months ended September 30, 1999, compared to $1,942,045 for the nine months ended September 30, 1998. This decrease primarily resulted from a reduction in our labor force during the second and third quarters of 1998 attributable to changing our business focus. General and administrative expenses decreased to $149,445 from $213,736, primarily resulting from decreased expenditures for directors fees, leased computer equipment, and other office-related expenses. Advertising, marketing and public relations costs decreased to $23,745 from $87,104. Rent expense increased to $106,726 from $95,850, due to increased escalation charges for 1998, as well as monthly estimates for 1999, being passed through and billed currently by our landlord. Depreciation and amortization decreased to $100,800 from $145,800, as a result of asset abandonments and retirements. Legal and professional fees decreased to $77,132 from $387,389, primarily due to decreased legal costs resulting from various litigation in which we were involved. The decrease in labor costs was offset by a majority of the expenditures for the Year 2000 program which are comprised of primarily labor costs. Year 2000 program costs of $843,986 incurred in the first nine months of 1999 consists of labor costs and various other expenses related to the development and marketing of our Year 2000 tool set, as well as research and development related to the development of other migration tools. Such costs incurred in the corresponding period in 1998 totaled $976,007. As a percentage of revenues, total operating expenses decreased to 339% for the first nine months of 1999, compared to 363% for the first nine months of 1998, primarily attributable to the decrease in revenues and expenses as previously discussed.

Other Income and Expenses

Interest expense, which includes loan origination fees, decreased to $176,471 for the nine months ended September 30, 1999, compared to $177,202 for the nine months ended September 30, 1998. Also, we incurred financing fees of $668,070, of which $33,794 relates to the amortized portion of fees paid in 1997 in connection with the issuance of our senior secured promissory notes and $634,276 relates to stock purchase warrants issued with debt.

For the nine months ended September 30, 1999, we incurred a net loss of $2,630,869, or $0.053 per share, as compared with a net loss of $2,763,441, or $0.071 per share, for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,828,253 for the nine months ended September 30, 1999, which resulted from our operating loss, reduced by net changes in assets and liabilities and non-cash expenses and income. This compares to net cash used by operating activities of $3,146,668 for the nine months ended September 30, 1998, which resulted primarily from our operating loss, increased by net changes in assets and liabilities and non-cash expenses and income.

At September 30, 1999, we had a net working capital deficit of $1,192,869, compared to a net working capital deficit of $1,491,000 at December 31, 1998, a net decrease in working capital of $298,131 for the nine months ended September 30, 1999.

At September 30, 1999, we had cash of $6,532 and $267,972 in outstanding accounts receivable ($219,812 billed and $48,160 unbilled), all of which is considered fully collectible.

At September 30, 1999, our outstanding debt obligations included (i) $375,000 in senior secured promissory notes, (ii) $625,045 in short-term loans from outside investment groups, (iii) $25,000 in short-term loans from a director, (iv) $63,860 in other notes payable relating to settlement of vendor and other lawsuits previously filed, and (v) $19,011 due under a capital lease.

During the first nine months of 1999, we received proceeds of $1,822,724 from financing activities. We collected (i) $1,397,799 in connection with the issuance of shares of our common stock and (ii) $647,500 in proceeds from short-term loans from various outside investment groups, a director and an officer. Our cash proceeds were offset by $222,575 expended for our repayment of principal of short-term loans from an outside investment group and an officer, other notes payable relating to settlement of vendor and other lawsuits previously filed, and obligations under a capital lease.

In funding our operations for 1999, as of the date hereof we have (i) completed private offerings which have yielded gross proceeds of $1,250,563, (ii) entered into several short-term notes payable with outside investment groups, including one director and one officer, totaling $682,500, and (iii) received gross proceeds of $252,659 for the exercise of warrants relating to various short-term notes payable and warrants and options previously granted to consultants and employees. We have also used certain of our notes payable to fund our operations. As is discussed in further detail in the notes to our financial statements included elsewhere herein, as a result, we are presently in default under certain of our notes payable including (i) approximately $125,000 in principal amount of our senior secured promissory notes. If needed, we are considering issuing additional equity through a private offering during the fourth quarter of 1999 in an amount sufficient to meet our current operating expenses until such time that product revenues are sufficient to sustain our operations.

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

Dated:  November 16, 1999
      ---------------------

                                       BY:  /s/ MARK C. MYERS
                                           -------------------------------------
                                            Mark C. Myers, Principal Financial
                                            Officer

Dated:  November 16, 1999
      ---------------------

                                INDEX TO EXHIBITS



   EXHIBIT
   NUMBER                 DESCRIPTION
   -------                -----------

    11                Computations of Net Loss Per Share

    27.1              Financial Data Schedule