Form 10QSB/A
period 1999-09-30
MIGRATEC INC
filed 2000-04-17
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                      For the transition period from      to

                             COMMISSION FILE NUMBER

                                    000-28220
                               ------------------

                                 MIGRATEC, INC.
                 (Name of Small Business Issuer in its Charter)

         FLORIDA                                                65-0125664
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)

                          12801 North Stemmons Freeway
                                    Suite 710
                           Farmers Branch, Texas 75234

                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (972) 969-0300 Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, No Par Value Per Share

           Transitional Small Business Disclosure Format (Check One):
                                 Yes   No X
                                    ---  ---

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

         This Form 10-QSB/A is being filed in order to amend and restate in their entirety Items 1 and 2 of Part I and Item 6 of Part II of the Registrant's Form 10-QSB for the quarter ended September 30, 1999.

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


SIGNATURE

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11.1) Computations of Net Loss Per Share
                  (27.1) Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                          MIGRATEC, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 1999, and December 31, 1998

                                                                                    (Unaudited)
                                                                                     09/30/99        12/31/98
                                                                                   ------------    ------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                          $      6,960    $     17,389
     Accounts receivable - billed                                                       219,812         279,268
     Accounts receivable - unbilled                                                      48,160          10,000
     Shareholder advance                                                                  6,156           3,766
     Other current assets                                                                44,440          29,624
                                                                                   ------------    ------------
          Total current assets                                                          325,528         340,047

PROPERTY AND EQUIPMENT, NET                                                             103,230         198,702

OTHER ASSETS
     Deferred financing costs                                                              --            33,794
     Capitalized software cost, net of amortization of $22,500 in 1999                   67,500            --
     Other assets                                                                        21,548          21,548
                                                                                   ------------    ------------
          Total other assets                                                             89,048          55,342
                                                                                   ------------    ------------

          Total Assets                                                             $    517,806    $    594,091
                                                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Notes payable, net of discount of $0 and $25,359, 1999 and 1998, respectively, including $0 and $30,000, 1999 and 1998, respectively
      due to shareholders                                                          $    994,556    $  1,297,579
     Accounts payable                                                                   461,957         347,294
     Accrued expenses                                                                   155,136         159,069
     Deferred income                                                                     15,000            --
     Obligation under capital lease                                                      19,011          27,105
                                                                                   ------------    ------------
          Total current liabilities                                                   1,645,660       1,831,047

LONG-TERM LIABILITIES
     Long-term portion of notes payable                                                  94,349          56,165
     Long-term portion of obligation under capital lease                                   --            14,283
                                                                                   ------------    ------------
          Total long-term liabilities                                                    94,349          70,448

MINORITY INTEREST                                                                        (3,752)         (3,752)

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3)

REDEEMABLE CONVERTIBLE 12% PREFERRED STOCK; $1,000 PAR VALUE; 1,000,000 SHARES
     AUTHORIZED; REDEEMABLE AT PAR VALUE PLUS CUMULATIVE DIVIDENDS;
     NONE ISSUED OR OUTSTANDING                                                            --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; no par value; 200,000,000 shares authorized; 72,688,633 and
          54,421,618 shares issued at September 30, 1999, and December 31, 1998,
          respectively                                                                9,185,679       7,041,890
     Additional paid-in capital                                                       2,048,288         886,458
     Treasury stock, at cost (9,864,449 shares)                                      (1,777,891)     (1,777,891)
     Accumulated deficit                                                            (10,674,527)     (7,454,109)
                                                                                   ------------    ------------
          Total stockholders' deficit                                                (1,218,451)     (1,303,652)
                                                                                   ------------    ------------

          Total Liabilities and Stockholders' Deficit                              $    517,806    $    594,091
                                                                                   ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                       1999            1998            1999            1998
                                                   ------------    ------------    ------------    ------------
REVENUES                                           $    279,267    $    290,882    $    749,492    $  1,065,322

COSTS AND EXPENSES
  Salaries and benefits                                 537,678         327,685       1,059,910       1,406,320
  Contract labor                                        107,609          62,288         212,284         535,725
  General and administrative                             37,120          82,546         129,445         213,736
  EAI Settlement                                        706,500            --           706,500            --
  Advertising and marketing                                --            26,325          23,745          87,104
  Travel                                                 12,713           4,635          20,283          16,090
  Rent                                                   34,174          31,950         106,726          95,850
  Depreciation and amortization                          57,350          48,000         124,550         145,800
  Legal and professional fees                            19,283          18,384          77,132         387,389
  Year 2000 program costs                                 2,330         338,378         843,986         976,007
  Bad debt expense                                         --              --              --             1,725
                                                   ------------    ------------    ------------    ------------
   Total operating expenses                           1,514,757         940,191       3,304,561       3,865,746
                                                   ------------    ------------    ------------    ------------

  Loss from operations                               (1,235,488)       (649,309)     (2,555,068)     (2,800,424)

OTHER INCOME (EXPENSES)
      Interest income                                        64           3,238             245           8,768
      Interest expense                                  (56,187)        (16,034)       (176,471)       (177,202)
      Financing fees                                     (6,007)        (15,992)       (171,100)        (47,977)
      Gain (loss) on sale of assets                        --              --              --            (2,950)
                                                   ------------    ------------    ------------    ------------
        Total other income (expenses)                   (62,130)        (28,788)       (347,326)       (219,361)

      Minority interest in income (loss) of
        consolidated subsidiary                            --              --              --              --
                                                   ------------    ------------    ------------    ------------

      Loss before income taxes and
        extraordinary item                           (1,297,620)       (678,097)     (2,902,395)     (3,019,785)
      Provision for income tax expense (benefit)           --              --              --              --
                                                   ------------    ------------    ------------    ------------
      Net loss before extraordinary item             (1,297,620)       (678,097)     (2,902,395)     (3,019,785)

      Extraordinary income for forgiveness of
        debt (expense for restructure of debt)         (318,023)           --          (318,023)        256,344
                                                   ------------    ------------    ------------    ------------

      Net loss                                     $ (1,615,643)   $   (678,097)   $ (3,220,418)   $ (2,763,441)
                                                   ============    ============    ============    ============
Loss before income taxes and extraordinary
  item per common share                            $    (0.0238)   $    (0.0157)   $    (0.0586)   $    (0.0779)
Extraordinary income (expense) per common
  share                                                 (0.0058)           --           (0.0064)         0.0066
                                                   ------------    ------------    ------------    ------------
Net loss per common share (basic and diluted)      $    (0.0296)   $    (0.0157)   $    (0.0650)   $    (0.0713)
                                                   ============    ============    ============    ============

Weighted average common shares and
  common equivalents issued and
  outstanding (basic and diluted)                    54,512,750      43,313,080      49,565,500      38,757,699
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

                          MIGRATEC, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Deficit
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                 COMMON        COMMON                        TREASURY      ADDITIONAL
                                 STOCK         STOCK         TREASURY         STOCK         PAID-IN     ACCUMULATED
                                 ISSUED        AMOUNT         STOCK           AMOUNT        CAPITAL       DEFICIT          TOTAL
                              ------------   ------------  ------------    ------------   ------------  ------------   ------------
Balance at January 1, 1998      30,199,154   $  2,197,640      (854,903)   $ (1,068,629)  $    796,263  $ (3,996,034)  $(2,070,760)
Issuance of stock in
  connection with private
  placements for cash           22,790,000      4,558,000          --              --             --            --        4,558,000

Issuance of stock in
  connection with the con-
  version of debt to equity      1,375,000        275,000          --              --             --            --          275,000

Issuance of stock in
  connection with the
  exercise of options and
  warrants for cash                 54,000         11,250          --              --             --            --           11,250

Treasury stock received in
  exchange for cash                   --             --      (9,400,000)       (740,000)          --            --         (740,000)

Issuance of stock for
  services rendered                   --             --         390,454          30,738           --            --           30,738

Net loss                              --             --            --              --             --      (2,763,441)    (2,763,441)
                              ------------   ------------  ------------    ------------   ------------  ------------   ------------

Balance at September 30,
   1998                         54,418,154   $  7,041,890    (9,864,449)   $ (1,777,891)  $    796,263  $ (6,759,475)  $   (699,213)
                              ============   ============  ============    ============   ============  ============   ============

Balance at January 1, 1999      54,421,618   $  7,041,890    (9,864,449)   $ (1,777,891)  $    886,458  $ (7,454,109)  $ (1,303,652)

Issuance of stock in
  connection with private
  placements for cash            9,904,500      1,238,062          --              --             --            --        1,238,062

Issuance of stock in
  connection with the con-
  version of debt to equity      5,967,927        745,990          --              --          318,023          --        1,064,013

Issuance of stock in
  connection with the
  exercise of options and
  warrants for cash              2,393,908        159,737          --              --             --            --          159,737

Issuance of warrants for
  financing fees                      --             --            --              --          137,308                      137,308

Issuance of options -
  settlement with EAI
  Partners, Inc.                      --             --            --              --          706,500          --          706,500

Issuance of stock to
  employees under the
  Employee Stock
  Purchase Plan-shares
  matched by employer                  680           --            --              --             --            --             --

Net loss                              --             --            --              --             --      (3,220,418)    (3,220,418)
                              ------------   ------------  ------------    ------------   ------------  ------------   ------------

Balance at September 30,
  1999                          72,688,633   $  9,185,679    (9,864,449)   $ (1,777,891)  $  2,048,288  $(10,674,527)  $ (1,218,541)
                              ============   ============  ============    ============   ============  ============   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                  1999           1998
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(3,220,418)   $(2,763,441)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                   123,300        145,800
  (Gain) loss on disposal of assets                                                  --            2,950
  Bad debt expense                                                                   --            1,725
  Deferred financing fees                                                          33,794         47,977
  Warrants issued for financing fees                                              137,307           --
  Amortization of discount on notes payable                                        25,359         36,036
  Common stock and warrants issued for goods and services                            --           30,738
  Conversion of debt to common stock                                                8,490           --
  Issuance of options - settlement with EAI Partners, Inc.                        706,500           --
  Extraordinary expense for restructure of debt                                   318,023           --
  Purchase of treasury stock                                                         --         (740,000)
  Change in assets and liabilities
   Decrease in accounts receivable                                                 59,456        161,899
   (Increase) in unbilled revenue                                                 (38,160)          --
   Decrease in restricted cash                                                       --           28,150
   (Increase) in shareholder advance                                               (2,390)          --
   (Increase) decrease in other current assets                                    (14,816)         4,514
   Increase (decrease) in accounts payable                                        114,663       (514,571)
   Increase (decrease) in deferred income                                          15,000           --
   Increase (decrease) in accrued expenses                                         (3,933)      (157,080)
   Decrease in customer deposits in excess of unbilled receivables                   --         (171,365)
                                                                              -----------    -----------
  Total adjustments                                                             1,482,593     (1,123,227)
                                                                              -----------    -----------
  Net cash used by operating activities                                        (1,737,825)    (3,886,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales (purchases) of property and equipment                                       (5,328)         4,200
 (Increase) decrease in capitalized software costs                                (90,000)          --
                                                                              -----------    -----------
 Net cash provided (used) in investing activities                                 (95,328)         4,200

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in cash overdraft                                                          --         (112,963)
 Proceeds from notes payable                                                      617,500        704,000
 Proceeds from issuance of common stock                                         1,397,799      4,844,250
 Payments under obligations of capital lease                                      (22,377)       (20,121)
 Repayment of shareholder advances, net of proceeds                               (30,000)       (63,276)
 Repayment of notes payable                                                      (140,198)      (979,000)
 Repayment of transfer liability, net of proceeds                                    --         (187,500)
                                                                              -----------    -----------
  Net cash provided in financing activities                                     1,822,724      4,185,390
                                                                              -----------    -----------

  Net increase (decrease) in cash                                                 (10,429)       302,922

Cash - beginning                                                                   17,389          4,076
                                                                              -----------    -----------

Cash - ending                                                                 $     6,960    $   306,998
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                               $   159,093    $   176,267
                                                                              ===========    ===========
  Income taxes paid                                                           $      --      $      --
                                                                              ===========    ===========
  Issuance of stock upon conversion of debt to equity                         $   720,572    $      --
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

NOTE 2.  GOING CONCERN UNCERTAINTY

As reflected in the accompanying consolidated financial statements, we incurred a loss of $3,220,418 and used operating cash of $1,737,825 for the nine months ended September 30, 1999. In addition, current liabilities exceed current assets by $1,320,132 at September 30, 1999, and we were unable to meet certain debt maturities at June 30, 1999 (See Note 3). Our continued existence and plans for future growth are dependent in part on our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and in part on our ability to effectively penetrate the market for software migration and upgrade services, related products, and Year 2000 software products and services. If we are not able to achieve break-even, obtain additional or alternative funding, or generate sufficient sales revenues and cash flows in the near term, we will be unable to continue as a going concern.

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

NOTE 3.  NOTES PAYABLE

The notes payable at September 30, 1999, including both current and long-term portions, is comprised of (1) $375,000 in senior secured promissory notes, (2) $650,045 in short-term loans from various investment groups, including a director, and (3) $63,860 in other notes payable relating to settlement of vendor and other lawsuits previously filed. As of September 30, 1999, we are in default under certain of these notes payable as follows.

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

common stock to 21 of the note holders who have accepted our proposal and converted notes in the principal amount of $862,500 plus accrued interest of $11,743. In addition, as of the date hereof, three of the note holders comprising $125,000 in principal amount have accepted our proposal, waiving the default provisions of the notes in an agreement to extend the due date of the notes until July 1, 2000, but have not yet converted their notes. Five holders of the remaining $125,000 in principal amount of the notes have not yet accepted our proposal, and we are, therefore, currently in default under these notes, which are presently due on demand, as we continue to negotiate with these note holders. Until such time that our proposal is accepted, we remain in default with regard to these five holders comprising $125,000 in principal amount of the notes which remain due on demand. Although we believe our proposal will be accepted by these note holders, we can give you no assurance regarding their acceptance. In connection with the conversion of the senior secured promissory notes, the Company recognized an extraordinary expense of $318,023.

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

In August, 1999, the Company entered into a Stock Option Agreement with EAI Partners, Inc. ("EAI") which replaced a November, 1996 stock option agreement, covering 6,000,000 shares of the Company's common stock, between EAI and the Company's former CEO, pursuant to which the Company was required to register the shares under the options. As a part of the Company's settlement agreement with the Company's former CEO, the Company agreed to indemnify the former CEO against any liability arising from the Company's failure to register the EAI options as required by the November, 1996 stock option agreement. The August, 1999 Agreement granted EAI an option to purchase 5,903,614 shares of the Company's common stock. The first 1,903,614 option shares are exercisable at a price of $0.075 per share with the final 4,000,000 option shares being exercisable at the greater of $0.20 or 50% of the average closing bid prices per share of the Company's common stock for the five business days immediately prior to the date EAI exercises the final 4,000,000 stock options. The Company has agreed to file a registration statement covering the option shares no later than August 31, 2000. As of September 30, 1999, EAI has exercised 1,333,333 of the first 1,903,614 stock options. In the event the Company fails to file a registration statement by August 31, 2000, EAI will be entitled to an option to acquire an additional 600,000 shares at the greater of $0.50 or 50% of the closing price for the five-days preceding exercise, expiring September 1, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      3RD QUARTER ENDED SEPTEMBER 30, 1999

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB/A ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC INC. AND OUR SUBSIDIARY MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS."

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

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

During the third quarter of 1999, our sales revenues decreased to $279,267, compared to $290,882 for the third quarter of 1998. Licensing and service revenue related to MigraTEC2000 approximated $204,494 for the third quarter of 1999 compared to $226,300 for the third quarter of 1998. Service revenue from non-related MigraTEC2000 products and services was approximately $74,773 and $64,582 for the three months ended September 30, 1999 and 1998, respectively.

Operating Expenses

Our total operating expenses increased by approximately 61% to $1,514,757 during the third quarter of 1999, compared to $940,191 for the third quarter of 1998. Labor costs increased by approximately 65% to $645,287 for the three months ended September 30, 1999, compared to $389,973 for the three months ended September 30, 1998. General and administrative expenses decreased to $37,120 from $82,546, primarily resulting from decreased expenditures for leased computer equipment. The Company recorded an expense of $706,500 for the third quarter of 1999 resulting from a settlement agreement with EAI Partners, Inc. ("EAI"). Advertising, marketing and public relations costs decreased to $0 from $26,325. Rent expense increased to $34,174 from $31,950, due to increased escalation charges for 1998, as well as monthly estimates for 1999, being passed through and billed currently by our landlord. Depreciation and amortization increased to $57,350 for the third quarter of 1999, compared to $48,000 for the third quarter of 1998, as a result of the acquisition of computer software which is being amortized. Legal and professional fees increased to $19,283 during the third quarter of 1999 from $18,384 for the third quarter of 1998. The increase in general labor costs noted above was offset primarily by the decrease in expenditures for the Year 2000 program, which were comprised of primarily labor costs and included various other expenses related to the development and marketing of our Year 2000 tool set, as well as research and development related to the development of other migration tools. Year 2000 program costs decreased to only $2,330 for the third quarter of 1999, consisting of commissions payable on licensing and service revenue related to MIGRATEC2000. Such costs incurred in the corresponding period in 1998 totaled $338,378. As a percentage of revenues, total operating expenses increased to 515% for the third quarter of 1999, compared to 323% for the third quarter of 1998, primarily attributable to the increase in expenses, as previously discussed.

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

Extraordinary Items

In July, 1999, the Company's Senior Secured Promissory Notes were in default at maturity. The Company successfully restructured $720,572 of this debt with conversions of this debt into common stock of the Company. In connection with the conversion of the Senior Secured Promissory Notes to equity and extension of the term of the related warrants, the Company recognized a restructuring expense of $318,023 as an extraordinary item in the third quarter of 1999.

For the three months ended September 30, 1999, we incurred a net loss of $1,615,643, or $0.0296 per share, as compared with a net loss of $678,097, or $0.0157 per share, for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

During the first nine months of 1999, our sales revenues decreased to $749,492, compared to $1,065,322 for the first nine months of 1998. This decrease was primarily attributable to focusing our efforts on utilizing our technology by developing agreements with strategic partners involving licensing and service arrangements related to MigraTEC2000 as a foundation for future revenue growth. Licensing and service revenue related to MigraTEC2000 approximated $584,472 for the first nine months of 1999, compared to $226,300 for the first nine months of 1998. Service revenue from non-related MigraTEC2000 products and services was approximately $164,750 and $839,022 for the nine months ended September 30, 1999 and 1998, respectively.

Operating Expenses

Our total operating expenses decreased by approximately 15% to $3,304,561 during the first nine months of 1999, compared to $3,865,746 for the first nine months of 1998. Labor costs decreased by approximately 34% to $1,272,194 for the nine months ended September 30, 1999, compared to $1,942,045 for the nine months ended September 30, 1998. This decrease primarily resulted from a reduction in our labor force during the second and third quarters of 1998 attributable to changing our business focus. General and administrative expenses decreased to $129,445 from $213,736, primarily resulting from decreased expenditures for directors fees, leased computer equipment, and other office-related expenses. The Company recorded an expense of $706,500 for the nine months ended September 30, 1999, resulting from a settlement agreement with EAI Partners, Inc. ("EAI"). Advertising, marketing and public relations costs decreased to $23,745 from $87,104. Rent expense increased to $106,726 from $95,850, due to increased escalation charges for 1998, as well as monthly estimates for 1999, being passed through and billed currently by our landlord. Depreciation and amortization decreased to $124,550 from $145,800, as a result of asset abandonment and retirement. Legal and professional fees decreased to $77,132 from $387,389, primarily due to decreased legal costs resulting from various litigation in which we were involved.

The decrease in general labor costs noted above was offset by a majority of the expenditures for the Year 2000 program which are comprised of primarily labor costs. Year 2000 program costs of $843,986 incurred in the first nine months of 1999 consists of labor costs and various other expenses related to the development and marketing of our Year 2000 tool set, as well as research and development related to the development of other migration tools. Such costs incurred in the corresponding period in 1998 totaled $976,007. As a percentage of revenues, total operating expenses increased to 432% for the first nine months of 1999, compared to 363% for the first nine months of 1998, primarily attributable to the decrease in revenues and expenses as previously discussed.

Other Income and Expenses

Interest expense, which includes loan origination fees, decreased to $176,471 for the nine months ended September 30, 1999, compared to $177,202 for the nine months ended September 30, 1998. Also, we incurred financing fees of $171,100, of which $33,794 relates to the amortized portion of fees paid in 1997 in connection with the issuance of our senior secured promissory notes and $137,306 relates to stock purchase warrants issued with debt.

Extraordinary Items

In July, 1999, the Company's Senior Secured Promissory Notes were in default at maturity. The Company successfully restructured $720,572 of this debt with conversions of this debt into common stock of the Company. In connection with the conversion of the Senior Secured Promissory Notes to equity and extension of the term of the related warrants, the Company recognized a restructuring expense of $318,023 as an extraordinary item in the third quarter of 1999.

For the nine months ended September 30, 1999, we incurred a net loss of $3,220,418, or $0.0650 per share, as compared with a net loss of $2,763,441, or $0.0713 per share, for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,737,825 for the nine months ended September 30, 1999, which resulted from our operating loss, reduced by net changes in assets and liabilities and non-cash expenses and income. This compares to net cash used by operating activities of $3,886,668 for the nine months ended September 30, 1998, which resulted primarily from our operating loss, increased by net changes in assets and liabilities and non-cash expenses and income.

At September 30, 1999, we had a net working capital deficit of $1,320,132 compared to a net working capital deficit of $1,491,000 at December 31, 1998, a net decrease in working capital of $170,868 for the nine months ended September 30, 1999.

At September 30, 1999, we had cash of $6,960 and $267,972 in outstanding accounts receivable ($219,812 billed and $48,160 unbilled), all of which is considered fully collectible.

At September 30, 1999, our outstanding debt obligations included (i) $375,000 in senior secured promissory notes, (ii) $625,045 in short-term loans from outside investment groups, (iii) $25,000 in short-term loans from a director, (iv) $63,860 in other notes payable relating to settlement of vendor and other lawsuits previously filed, and (v) $19,011 due under a capital lease.

During the first nine months of 1999, we received proceeds of $1,822,724 from financing activities. We collected (i) $1,397,799 in connection with the issuance of shares of our common stock, and (ii) $617,500 in proceeds from short-term loans from various outside investment groups, a director and an officer. Our cash proceeds were offset by $192,575 expended for our repayment of principal of short-term loans from an outside investment group and an officer, other notes payable relating to settlement of vendor and other lawsuits previously filed, and obligations under a capital lease.

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

FORWARD LOOKING STATEMENTS

This Form 10-QSB/A contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that our expectations reflected in the forward-looking statements are reasonable, no assurance can be given that our expectations will prove to have been correct.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11.1) Computations of Net Loss Per Share

                  (27.1) Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Farmers Branch, Texas, on the 14th day of April, 2000.


                                      MIGRATEC, INC.


                                      By: /s/ W. Curtis Overstreet
                                         --------------------------------------
                                          W. Curtis Overstreet
                                          Chief Executive Officer and President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

(11.1)         Computations of Net Loss Per Share

(27.1)         Financial Data Schedule