Form 10KSB
period 1999-12-31
MIGRATEC INC
filed 2000-04-17
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-28220

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



         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $905,179.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as reported on March 31, 2000 on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. was approximately $150,962,000.

         As of March 31, 2000, approximately 79,377,000 shares of the registrant's common stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 2000 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC. MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE."

GENERAL

         MigraTEC, Inc. (the "Company" or "MigraTEC") is a developer and provider of software technology and services which enable businesses to automate the upgrade or "migration" of their existing software applications to new and more advanced hardware and software platforms more efficiently than through the manual migration processes now widely employed. Ordinarily, software upgrade or migration is a time-consuming and costly process requiring the expertise of multiple programmers working on various sections of code simultaneously, normally resulting in inconsistencies and prolonged testing and debugging cycles.

         To address the need for automated migration solutions, MigraTEC has developed a "Migration Workbench" or suite of software solutions with the capability of automating software application upgrades and migrations from one platform or operating system to another. The "Migration Workbench" can be tailored to automate 32 to 64-bit upgrades, Unix to Unix migrations (including Linux, Sun Solaris and IBM AIX), and Unix to NT and NT to Unix migrations. In addition to promoting consistency in the process, which reduces the testing and debugging cycle and, therefore, project costs, MigraTEC's technology significantly increases, by as much as 10 to 20 times, the number of lines of code which can be upgraded per day by a programmer as compared to the typical manual migration process.

         MigraTEC's offices are located in the Dallas, Texas area. Its wholly-owned operating subsidiary, One Up Corporation, a Texas corporation, was merged into MigraTEC in February 2000.

MARKET OVERVIEW

         As the new millennium starts and the pace of technological change quickens, management believes that major corporations and software companies will increasingly be focused on taking advantage of growing e-commerce opportunities and harnessing the power of the Internet. Management believes that capitalizing on these opportunities in a cost-effective and efficient way will require server consolidation as well as the greater power, faster processing and improved memory allocation of the new 64-bit operating systems and associated hardware being introduced by companies such as Intel and Sun Microsystems. In order to take advantage of the vastly improved performance offered by the new technology, the massive amounts of existing software applications written for 32-bit systems will need to be migrated to a 64-bit format.

         Many major technology solutions providers, such as IBM, Oracle, Sun and EDS, have formed migration strategies groups to develop or acquire software technology that will help their customers migrate or upgrade their software applications to new technology being brought to the market by these companies. In June 1999 Microsoft and Intel launched a Unix to Windows NT migration initiative and are currently investing millions of dollars to promote the migration of older technology to their new technology.

         Additionally, management believes the thousands of independent software vendors (ISVs) who write and distribute 32-bit versions of their software products will need to upgrade their products for optimal performance on the new 64-bit operating systems in order to remain competitive in the marketplace.

PRODUCTS AND SERVICES

OVERVIEW

         MigraTEC's "core" proprietary technology is designed to automate a significant amount of the upgrade or migration process utilizing a specialized technique which analyzes the structural relationships contained within computer program code. MigraTEC's technology then identifies all elements requiring change, automatically changes certain elements and presents the user with a decision tree support mechanism for facilitating the migration of the remaining items.

         Management believes that this core technology can serve as the foundation for many software products. MigraTEC is designing its products so they can be 1) used by MigraTEC to provide a variety of services directly and 2) licensed to end users, other service providers and/or systems integrators for the delivery of technology solutions to their customers. MigraTEC intends to further develop its technology for advanced "universal migration" software solutions designed to facilitate the transition between numerous computer languages and operating platforms.

         In June 1998, MigraTEC filed a patent application covering processes relating to its core software technology. MigraTEC is currently evaluating the advisability of filing additional patent applications relating to its technology.

BENEFITS OF AUTOMATED MIGRATION

         Management believes that MigraTEC's automated migration solution produces the following key benefits for companies:

         o Maximizes current technology investment by allowing a business to retain the functionality of current software applications as they are upgraded or migrated to a new operating system.

         o Minimizes or eliminates retraining expense. Much of the productivity that comes from new technology can be exploited without the corresponding need to retrain every user of that technology. Migration of the user interface allows the application to keep the current "look and feel" on the new platform, thereby eliminating otherwise significant retraining expense.

         o Focuses Information Systems staff on application enhancements. Skilled information systems staff is a precious commodity and should be assigned to projects with the highest return on investment to the business. By using MigraTEC's automated technology, such staff will not be burdened with the time-consuming process of manual migration.

         o Significantly reduces the time required for development of new software versions. Management believes that by using MigraTEC's technology, businesses can achieve a significant competitive advantage.

         o Extends life of software applications. Due to the frequent and dramatic changes in computing technology, vendors may abandon a platform. MigraTEC's technology allows software vendors to offer customers the tactical alternative of simply migrating their current applications to a new platform.

DESCRIPTION OF PRODUCTS

         MigraTEC's products consist of the Migration Workbench and a suite of complimentary solutions. The Workbench provides the three components that support the process model: inventory, analysis and remediation. These components are configurable for specific compilers, languages and run-time libraries, as well as the task-specific tables for potential problems related to a particular migration and available solutions for each condition. Each MigraTEC product is a migration or upgrade path-specific version of the Workbench configured using the definition tables.

         MigraTEC's specific migration products available or under development are:

         o Migration Workbench - 32 64 WIN Upgrade for the Microsoft(R) Windows(R) operating systems -- Upgrades WIN32(R) C/C++ source code to WIN64tm and P64 data model.

         o Migration Workbench - 32 64 IA64 Upgrade for Intel(R) processor based Unix(R) operating systems -- Upgrades C/C++ source code to the LP64 data model.

         o Migration Workbench - 32 64 RISC Upgrade for RISC processor based Unix(R) operating systems -- Upgrades C/C++ source code to the LP64 data model.

         o Migration Workbench - U/W Migration for migrating non-GUI C/C++ Source Code from Unix(R) systems to Windows NT(R) -- Migrates non-GUI C/C++ application source code from Unix(R) operating systems and compilers to the Windows NT(R) operating system and Microsoft(R) compiler.

         o Migration Workbench - U/S Migration for migrating to the Solaris(R) operating system -- Migrates C/C++ application source code from other Unix(R) systems to the Sun(R) Solaris(R) Operating EnvironmentTM and Sun(R) WorkShopTM compiler.

         o Migration Workbench - U/L Migration for migrating to the Linux(R)operating systems -- Migrates C/C++ application source code from other Unix(R) systems to the Linux operating system and GCC (Gnu Compiler Collection).

         o Custom Workbench for upgrade or migration -- Complete custom upgrade or migration support for a specific platform or library API, adapted to specific programming language or compiler using MigraTEC's Migration Workbench.

CUSTOMERS

         During 1998 MigraTEC entered into a five-year agreement with Electronic Data Systems Corporation ("EDS") to license MigraTEC's Y2K software to EDS. During 1998 and 1999, MigraTEC also licensed its Y2K software or provided Y2K-related services to Computer Horizons, Corp., Metamor, The Sabre Group Inc., Reasoning Inc., Sun Professional Services, Federal Express and Ctek, Ltd. Under the terms of these agreements, MigraTEC received payments for various set-up and training fees, usage fees based on per line of code for use of MigraTEC's software, fees for sub-contractor services and site license fees. Due to the completion of Y2K conversions, it is not anticipated that additional revenues will be produced from these specific agreements.

         On August 16, 1999, MigraTEC entered into a Software Evaluation License Agreement with Intel Corporation pursuant to which MigraTEC provided a beta version of its 32 to 64-bit upgrade software to Intel for testing and evaluation. MigraTEC has received feedback from Intel that has been used to further improve and automate its 32 to 64-bit technology. Prior to the expiration of this agreement on July 31, 2000, management expects to enter into another agreement with Intel which will grant Intel a license for internal use and will provide Intel's assistance in marketing and distribution of MigraTEC's 32 to 64-bit automated upgrade technology.

         MigraTEC has also had discussions with both EDS and IBM Global Services regarding the potential licensing of its 32 to 64-bit technology for use in providing a "factory" upgrade service for their customers.

SALES AND DISTRIBUTION STRATEGY

         MigraTEC's primary sales and distribution strategy is to license its software tools to end users for their own internal migration projects, and to systems integrators and large services providers to perform outsourced projects for their own customers. Management anticipates these licenses to be structured on a per line of code basis. Additionally, MigraTEC plans to deliver certain migration services directly to end users.

         In order to leverage existing customer bases and sales and marketing infrastructures, MigraTEC's sales model focuses on developing relationships with large organizations that provide application development, maintenance, conversion and upgrade services. Currently, MigraTEC's primary focus is to partner with technology companies introducing 64-bit operating systems and hardware for upcoming 64-bit software applications. Management believes that MigraTEC's partnering strategy will provide:

     o partners that can direct development efforts towards emerging markets and growing customer bases;

     o partners with extensive sales and marketing resources and a vested interest in placing the end product into the market; and

     o    funding necessary to expand key development efforts.

COMPETITION

         Based upon feedback from the technology and services companies with which MigraTEC has been working to establish distribution relationships, management is currently unaware of other available technology that is capable of providing similar automation of the manual software migration process. MigraTEC's current competitors are providers of traditional, manual migration and migration services with teams of programmers. However, management views these competitors as potential customers who may license MigraTEC's technology for use in providing services to their clients.

EMPLOYEES

         As of March 31, 2000, MigraTEC employed approximately 38 full-time personnel and engaged approximately 3 contract programming consultants for particular projects. None of these employees are covered by collective bargaining agreements and management believes its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES

         MigraTEC does not own any real property. MigraTEC's headquarters are located in Farmers Branch, a suburb of Dallas, Texas. The lease on MigraTEC's office space expires April 30, 2000, and the current full-service annual occupancy cost, including rent, is approximately $168,384. Management has executed a new thirty-nine month lease for another location in Farmers Branch. The annual occupancy cost, including rent, under the new lease is approximately $165,954.

ITEM 3. LEGAL PROCEEDINGS

         On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for unpaid business and personal property taxes (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for the plaintiff in the amount of $90,056.45, which includes interest and court costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of MigraTEC's shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MigraTEC's common stock is traded on the over-the-counter bulletin board (the "OTCBB") operated by the Nasdaq Stock Market, Inc. under the trading symbol "MIGR". The following table sets forth the high and low closing bid prices for MigraTEC's common stock on the OTCBB for the periods indicated, as reported by OTC Bulletin Board / Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


                                         High              Low
                                         ----              ---
    1999
         First Quarter                $ 0.5000         $  0.1150
         Second Quarter                 0.4200            0.1450
         Third Quarter                  0.3900            0.0950
         Fourth Quarter                 0.3200            0.1700
    1998
         First Quarter                  0.7200            0.3400
         Second Quarter                 0.6000            0.3125
         Third Quarter                  0.4000            0.1900
         Fourth Quarter                 0.2800            0.1600


The approximate number of holders of record of MigraTEC's common stock on March 31, 2000 was 829.

DIVIDENDS

          MigraTEC has not paid or declared cash distributions or dividends on its common stock during the past two fiscal years and does not intend to do so in the foreseeable future. Management currently intends to retain all earnings, if any, to finance the development and expansion of MigraTEC's operations. The declaration of cash dividends in the future will be determined by its board of directors based upon earnings, financial condition, capital requirements and other relevant factors.

         Pursuant to the shareholders agreement between MigraTEC and certain shareholders, dated as of January 25, 2000, the Company may not declare or pay dividends, or make any distribution with respect to, the capital stock of MigraTEC without the approval of 70% of the members of the board of directors.

         MigraTEC's agreement with MJ Capital Partners III, L.P., dated November 16, 1998, restricts the Company's ability to declare or pay any dividends as long as any obligation under the agreement remains outstanding. MigraTEC is currently making monthly payments of principal and interest under the agreement, which is scheduled to be paid in full by December 31, 2000 under the current payment terms.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 1999, MigraTEC sold its unregistered securities in the transactions described below. Unless stated otherwise below, for each such transaction, exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by MigraTEC under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and under comparable limited offering exemptions under state securities laws, as a transaction by an issuer which does not involve a public offering.

         During the first quarter of 1999, MigraTEC issued an aggregate of 1,843,000 shares of its common stock to fourteen investors at a price of $0.125 per share. In connection with this investment, such investors were issued two-year warrants to purchase an aggregate of 368,600 shares of MigraTEC's common stock at a price of $0.20 per share.

         Effective January 29, 1999, MigraTEC entered into a short-term loan agreement with an individual for $30,000 at an interest rate of 16% per annum. In connection with this loan, MigraTEC issued a two-year warrant to purchase 3,000 shares of its common stock at $0.01 per share. This loan, including fees and accrued interest, was paid in full on March 15, 1999, and the warrant was exercised effective February 8, 1999.

         Effective February 8, 1999, MigraTEC issued an aggregate of 33,000 shares of its common stock to two investors, as a result of the exercise of warrants to purchase shares at $0.01 per share, and an aggregate of 50,000 shares of its common stock to an individual investor upon exercise of warrants previously granted to purchase shares at $0.10 per share.

         Pursuant to certain short-term loans made to MigraTEC by nine investors during the first quarter of 1999, the Company issued warrants to purchase an aggregate of 635,000 shares of its common stock at an exercise price of $0.01 per share, fully vested at the date of grant. All of these warrants were exercised prior to March 31, 1999.

         During the first quarter of 1999, MigraTEC issued to a former employee 332 shares of its common stock representing the Company's 50% matching of shares previously purchased by the employee pursuant to the terms of the 1996 Employee Stock Purchase Plan.

         On March 30 and 31, 1999, MigraTEC issued an aggregate of 112,500 shares of its common stock to four investors as a result of the exercise of warrants to purchase shares at $0.20 per share.

         During the second quarter of 1999, MigraTEC issued an aggregate of 3,687,000 shares of its common stock to three investors at a price of $0.125 per share. In connection with this investment, such investors were issued two-year warrants to purchase an aggregate of 737,500 shares of MigraTEC's common stock at a price of $0.20 per share.

         During April and May of 1999, MigraTEC issued an aggregate of 200,000 shares of its common stock to two consultants upon exercise of warrants previously granted to purchase shares at $0.12 per share.

         During the third quarter of 1999, MigraTEC issued an aggregate of 4,174,000 shares of its common stock to twenty-seven investors at a price of $0.125 per share. In connection with this investment, such investors were issued two-year warrants to purchase an aggregate of 834,800 shares of MigraTEC's common stock at a price of $0.20 per share.

         Effective July 1, 1999, MigraTEC issued to a former employee 348 shares of its common stock representing its 50% matching of shares previously purchased by the employee pursuant to the terms of MigraTEC's 1996 Employee Stock Purchase Plan.

         On July 1, 1999, MigraTEC was unable to meet its obligation to repay senior secured promissory notes in the principal amount of $1,112,500 plus accrued interest. Pursuant to a settlement agreement with the holders of such notes, MigraTEC reduced the exercise price of warrants to purchase an aggregate of 3,178,591 shares of its common stock issued in connection with the notes from $0.35 to $0.20 per share. MigraTEC also agreed to convert the principal amount of the notes plus any accrued interest into shares of its common stock at per share prices of (i) $0.125 through November 30, 1999,
(ii) $0.20 from December 1, 1999, through February 29, 2000, and (iii) $0.35 from March 1, 2000, through May 31, 2000. As of March 31, 2000, MigraTEC has issued 9,059,605 shares of its common stock to the senior secured note holders, who have converted notes in the principal amount of $1,112,500 plus accrued interest of $19,949.

         Effective July 1, 1999, pursuant to a two-year service agreement between MigraTEC and a consultant, MigraTEC issued to the consultant a warrant to purchase up to an aggregate of 180,000 shares of its common stock at $0.20 per share. The warrant vested at a rate of 7,500 shares per month beginning July 1, 1999. The agreement was terminated effective February 29, 2000, at which point 60,000 shares were vested under the agreement and exercisable through February 28, 2002.

         Effective July 29, 1999, pursuant to a short-term loan made to MigraTEC by one investor, MigraTEC issued a two-year warrant to purchase up to an aggregate of 10,000 shares of its common stock at $0.01 per share, fully vested and immediately exercisable upon the date of grant. Effective September 1, 1999, pursuant to an agreement to extend the due date of the loan, MigraTEC agreed to issue a two-year warrant to purchase up to an aggregate of 10,000 additional shares of its common stock at $0.01 per share upon each monthly renewal, fully vested and immediately exercisable upon the date of grant. In connection with this agreement, on December 29, 1999, MigraTEC issued 50,000 shares of its common stock pursuant to the exercise of warrants to purchase up to an aggregate of 50,000 shares of common stock at $0.01 per share. The loan was repaid in January 2000.

         Effective August 1, 1999, pursuant to a marketing services agreement between MigraTEC and a consultant, MigraTEC issued to the consultant a two-year warrant to purchase up to an aggregate of 25,000 shares of its common stock at $0.20 per share, fully vested and immediately exercisable upon the date of grant.

         Effective August 9, 1999 and August 31, 1999, MigraTEC issued to one investor an aggregate of 1,333,333 shares of its common stock at $0.075 per share, pursuant to a stock option agreement which grants an option to purchase up to an aggregate of 5,903,614 shares of its common stock. The remaining 4,570,281 shares exercisable under the option may be purchased as follows: (1) 570,281 shares may be purchased at $0.075 per share, and such option expires 30 days after registration of the shares, (2) 2,000,000 shares may be purchased at the greater of (i) $0.20 or (ii) 50% of the previous five-day average closing bid price per share, and such option expires six months after registration of the shares, and (3) 2,000,000 shares may be purchased at the greater of (i) $0.20 or (ii) 50% of the previous five-day average closing bid price per share, and such option expires 12 months after registration of the shares. The agreement requires MigraTEC to file a shelf registration statement with the Securities and Exchange Commission no later than August 31, 2000, in order to register the 5,903,614 shares underlying the option. In the event MigraTEC fails to file the registration statement by August 31, 2000, the investors will be entitled to purchase an additional 600,000 shares of MigraTEC's common stock at the greater of (i) $0.50 or (ii) 50% of the previous five-day average closing bid price per share, and such option shall be fully vested and exercisable from September 1, 2000, through August 31, 2001.

         Effective September 8, 1999, pursuant to a consulting services agreement and short-term loan made to MigraTEC by an individual, MigraTEC issued 20,000 shares of its common stock upon exercise of a compensatory warrant issued on August 31, 1999, to purchase shares at $0.01 per share.


         During the fourth quarter of 1999, MigraTEC issued 1,975,000 shares of its common stock to seven investors at a price of $0.125 per share. Such investors received two-year warrants to purchase an aggregate of 395,000 shares of common stock at a price of $0.20 per share.

         On October 1, 1999, pursuant to a four-month loan made to MigraTEC by a consultant, MigraTEC issued a two-year warrant to purchase up to an aggregate of 6,150 shares of its common stock at $0.01 per share.

         Effective October 13, 1999, MigraTEC issued 200,000 shares of its common stock to one investor upon the exercise of an outstanding warrant to purchase shares at $0.01 per share.

         Effective October 13, 1999, MigraTEC issued 704,878 shares of its common stock to a consultant at a reduced exercise price of $0.125 per share upon the exercise of outstanding warrants to purchase shares at prices which originally ranged from $0.40 to $0.25625 per share.

         Effective October 31, 1999, pursuant to an agreement with an investor to modify and extend the payment terms of an existing debt owed by the Company, MigraTEC issued a two-year warrant to purchase up to an aggregate of 100,000 shares of its common stock at $0.01 per share and a two-year warrant to purchase up to an aggregate of 100,000 shares of its common stock at $0.20 per share.

         On December 13, 1999, pursuant to a short-term loan made to MigraTEC by an investor, MigraTEC issued a two-year warrant to purchase up to an aggregate of 10,000 shares of its common stock at $0.01 per share. MigraTEC issued 10,000 shares of its common stock to the investor on December 29, 1999 pursuant to the exercise of the warrant at a price of $0.01 per share.

         On December 31, 1999, pursuant to a consulting services agreement, MigraTEC issued a two-year warrant to purchase up to an aggregate of 10,000 shares of its common stock at $0.01 per share to an individual consultant.

         On December 31, 1999, MigraTEC issued a two-year compensatory warrant to purchase up to an aggregate of 3,500 shares of its common stock at $0.01 per share to an individual pursuant to a short-term loan and services agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The purpose of the following discussion and analysis is to explain the major factors affecting MigraTEC's results of operations and variance of results between periods. The following discussion of MigraTEC's financial condition and results of operations should be read along with the financial statements and notes to the financial statements included in Item 7.

         Management believes that the net loss for the year ended December 31, 1999 was primarily due to the Company's focus on development activities which were not revenue producing but which nevertheless allowed MigraTEC to complete principal development of its upgraded 32 to 64-bit migration technology as well as enhancement of other automated migration tools. Management believes that this development activity has positioned the Company for the introduction of its technology into the market during 2000.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

         During 1999, the Company's revenues decreased by approximately 38% to $905,179, compared to $1,454,150 for 1998. This decrease is attributable to the Company shifting its strategic focus from selling Y2K products to development of its new technology.

OPERATING EXPENSES

         MigraTEC's total operating expenses decreased by approximately 12% to $4,178,175 during 1999, compared to $4,741,330 for 1998. Salaries and benefits decreased by approximately 15% to $2,030,324 during 1999, compared to $2,395,000 for 1998 as a result of workforce reduction associated with the shift in the Company's business focus. Contract labor costs decreased approximately 43% to $685,974 during 1999, compared to $1,201,502 for 1998 as a result of the workforce reduction previously described. General and administrative expenses decreased approximately 38% to $648,032 during 1999, compared to $1,038,247 for 1998, primarily due to a reduction in legal and professional fees of approximately 74% to $107,682 during 1999, compared to $409,206 for 1998. During 1998, the Company incurred significant legal fees and costs associated with a settlement with its former CEO.

         Decreases in expenses in 1999 were partially offset by an expense of $706,500 incurred in 1999 from a settlement with EAI Partners, Inc. ("EAI"). In August, 1999, MigraTEC entered into a new stock option agreement which entitles EAI to purchase the Company's common stock. The new agreement was in settlement and replacement of a prior stock option agreement entered into by the Company and EAI during November, 1996.

         In 1999, the Company charged off two accounts receivable, totaling $43,303, the majority of which related to a Y2K contract for a foreign entity. Additionally, the Company's majority owned foreign subsidiary, One Up Computer Services, Ltd. ("One Up, Ltd.") ceased operations in 1997, and a $36,808 reserve for the assets of One Up, Ltd. was provided for in 1999.

         Selling and marketing expenses decreased approximately 74% to $27,234 during 1999, compared to $104,856 for 1998. This decrease is a result of the Company's change in focus from selling and servicing its Y2K product to developing its migration technology.

INTEREST AND FINANCING EXPENSE

         The Company's interest and financing expense increased by approximately 11% to $415,292 during 1999, compared to $374,317 for 1998. The two components of this expense are interest expense and financing fees. Interest expense remained relatively constant between 1999 and 1998 ($228,299 and $234,534, respectively), but financing fees increased approximately 34% to $186,993 during 1999, compared to $139,783 for 1998. This increase in financing fees is due to the Company issuing significantly more warrants and decreasing the exercise price of those warrants to obtain short-term financing for its operations.

OTHER INCOME AND EXPENSE

         Other income and expense in 1999 was a net income of $279, as compared to a net expense of $79,577 in 1998. The Company incurred a loss in 1998 of $93,486 from the disposal and abandonment of certain furniture and equipment.

PROVISION FOR INCOME TAXES

         As a result of operating losses for 1999 and 1998, the Company has not had a federal income tax obligation. During the year ended December 31, 1999, the Company incurred a net operating loss for federal tax purposes of approximately $4,043,000. No tax benefit has been recorded due to the uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The net operating loss carryover for the year ended December 31, 1999, will expire in 2014. The Company has aggregate net operating loss carry-forwards for federal tax purposes totaling approximately $10,968,000, which will expire between 2010 and 2014.

EXTRAORDINARY ITEMS

         In 1999, the Company incurred a loss of $496,069 related to the restructure of the Company's senior secured promissory notes. These notes were in default at maturity in 1999. The Company successfully restructured this debt with conversions of this debt into common stock of the Company. This was accomplished by converting the notes into common stock at $0.125 per share. Additionally, the exercise price for warrants associated with this debt was reduced from $0.35 per share to $0.20 per share, and the expiration date was extended one year to July 2001.

         The Company recognized a gain of $282,999 in 1998 related to the forgiveness of debt. This gain relates to reduction in amounts due to various vendors through renegotiations of terms.

NET LOSS

         For the year ended December 31, 1999, the Company incurred a net loss of $4,184,078 or $0.079 per share, as compared with a net loss of $3,458,075 or $0.086 per share for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $2,339,753 for 1999, which resulted from the operating loss, decreased by net changes in assets and liabilities and non-cash expenses and income of $1,844,325. This compares to net cash used by operating activities of $3,611,131 for 1998, which resulted from the operating loss increased by net changes in assets and liabilities and non-cash expenses and income of $153,056.

         At December 31, 1999, the Company had a net working capital deficit of $1,394,471, compared to a net working capital deficit of $1,491,000 at December 31, 1998.

         At December 31, 1999, the Company had cash of $1,417 and $160,700 in outstanding accounts receivable.

         At December 31, 1999, the Company's outstanding debt obligations included (i) $273,341 in short-term loans (net of $19,159 unamortized discount)
(ii) $56,165 in other notes payable relating to settlements with a vendor and a former employee, (iii) $532,545 in advances from outside investors, (iv) $61,503 due to consultant for services and (v) $58,362 (net of $1,638 unamortized discount) in advances from a director and officer.

         During 1999, the Company received proceeds of $2,423,435 from financing activities. The Company received (i) $1,738,197 in connection with the issuance of common stock, and (ii) $923,206 in proceeds from short-term loans from various investors, directors and an officer. The cash proceeds were offset by $237,968 expended for the repayment of principal of short-term loans from various investors, directors, an officer and obligations under a capital lease.

         The Company had substantial operating losses during 1999 and the prior three years. The Company began active operations in January, 1991, and while the Company has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the years ended December 31, 1999, 1998 and 1997, the Company incurred net losses of $4,184,078, $3,458,075 and $2,517,606, respectively. At December 31, 1999, the Company had an accumulated deficit of $11,638,187.

         In January, 2000 the Company entered into a private placement agreement that may provide the Company up to $3,750,000, of which $2,500,000 has been received through March 31, 2000. Management believes that the proceeds of this private placement and anticipated operating revenues will meet working capital requirements for 2000. If operating revenues fall short of management's projections, or if the remaining $1,250,000 of the private placement is not funded, management anticipates seeking additional funds through private offerings. Results of operations in the future will be influenced by numerous factors including, but not limited to:

o    technological developments;

o further development of the Company's proprietary software products and services;

o expansion of the Company's marketing program and market acceptance of its products and services;

o capacity to further identify the Company as a migrations solutions provider;

o the Company's ability to control increases in expenses associated with sales growth and other costs;

o    the availability of substantial additional funding; and

o the Company's ability to attract and maintain a skilled and cohesive management group.

FORWARD LOOKING STATEMENTS

         The foregoing discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are intended to be covered by the safe harbors created by such provisions. All statements, other than statements of historical fact, included in or incorporated by reference into this Form 10-KSB, are forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of MigraTEC.

         If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, then actual results may vary materially from those anticipated, estimated or projected. Although management believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by MigraTEC, management or any other person that the objectives of MigraTEC will be achieved.

         Key factors that could cause MigraTEC's actual results to differ materially from expectations, estimates of costs, projected results or anticipated results include, but are not limited to, the following risks:

o MigraTEC may not be able to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms;

o MigraTEC may not be able to effectively penetrate its target markets for migration products and sales;

o MigraTEC may not be able to successfully develop and/or protect its technology;

o MigraTEC may not be able to effectively control increases in expenses associated with sales growth and other costs;

o Management may not be able to successfully implement the business plan and sales strategy;

o MigraTEC may not be able to attract and retain a skilled and cohesive management group; and

o Unfavorable changes in economic and industry conditions and regulatory requirements may develop.


ITEM 7. FINANCIAL STATEMENTS

         The financial statements required to be filed under this Item are enclosed as pages F-1 to F-26 elsewhere in this report. See "Index to Consolidated Financial Statements" on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item regarding MigraTEC's directors and executive officers will be included in MigraTEC's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with MigraTEC's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item will be included in MigraTEC's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with MigraTEC's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be included in MigraTEC's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with MigraTEC's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this will be included in MigraTEC's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with MigraTEC's 2000 annual meeting of stockholders and is incorporated herein by reference thereto.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits required to be furnished pursuant to Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is hereby incorporated herein by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended December 31, 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of April, 2000.

                                      MIGRATEC, INC.

                                      By: /s/ W. CURTIS OVERSTREET
                                          -------------------------------
                                          W. Curtis Overstreet, President
                                          and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


By:  /s/ W. CURTIS OVERSTREET        President, Chief Executive Officer         Dated: April 14, 2000
     ------------------------        and Director
         W. Curtis Overstreet


By:  /s/ KEVIN C. HOWE               Chairman of the Board                      Dated: April 14, 2000
     ------------------------
         Kevin C. Howe


By:  /s/ T. ULRICH BRECHBUHL         Chief Financial Officer, Secretary         Dated: April 14, 2000
     ------------------------
         T. Ulrich Brechbuhl

By:  /s/ RICHARD A. GRAY, JR.        Director                                   Dated: April 14, 2000
     ------------------------
         Richard A. Gray, Jr.


By:  /s/ DREW R. JOHNSON             Director                                   Dated: April 14, 2000
     ------------------------
         Drew R. Johnson


By:  /s/ DEANE C. WATSON, JR.        Director                                   Dated: April 14, 2000
     ------------------------
         Deane C. Watson, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----

REPORT OF INDEPENDENT AUDITORS                                  F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-3

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                            F-4

         Consolidated Statements of Operations                  F-5

         Consolidated Statements of Stockholders' Deficit       F-6

         Consolidated Statements of Cash Flows                  F-7

         Notes to Consolidated Financial Statements             F-8


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
MigraTEC, Inc.

We have audited the accompanying consolidated balance sheet of MigraTEC, Inc. and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MigraTEC, Inc. and subsidiary at December 31, 1999, and the consolidated results of their operations and their cash flows for year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flows from operations, and net capital deficiency, raise substantial doubts about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


                                                    /s/ ERNST & YOUNG LLP
                                                    ---------------------
                                                    ERNST & YOUNG LLP


Dallas, Texas
April 12, 2000

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACOUNTANTS



Board of Directors
MigraTEC, Inc.

We have audited the accompanying consolidated balance sheet of MigraTEC, Inc. and Subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MigraTEC, Inc. and Subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's losses in 1998, net capital deficiency, amounts due in the short term under notes payable, and the outstanding contingencies raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of the uncertainty.




                                            KING GRIFFIN & ADAMSON, P.C.


Dallas, Texas
April 19, 1999

                          MIGRATEC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                       ---------------------------
                                                                                           1999           1998
                                                                                       ------------    -----------
ASSETS
CURRENT ASSETS
       Cash                                                                            $      1,417    $    17,389
       Accounts receivable - billed                                                         160,700        279,268
       Accounts receivable - unbilled                                                            --         10,000
       Shareholder advance                                                                       --          3,766
       Other current assets                                                                  28,216         29,624
                                                                                       ------------    -----------
            Total current assets                                                            190,333
                                                                                                           340,047

PROPERTY AND EQUIPMENT, NET                                                                  73,365        198,702

OTHER ASSETS
     Deferred financing costs                                                                30,000         33,794
     Capitalized software cost, net of amortization of $37,500 in 1999                       52,500             --
     Other assets                                                                            21,548         21,548
                                                                                       ------------    -----------
          Total other assets                                                                104,048         55,342
                                                                                       ------------    -----------

          Total Assets                                                                 $    367,746    $   594,091
                                                                                       ============    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
       Notes payable, net of unamortized discount of $20,797 and $25,359 in 1999 and
       1998, respectively                                                              $    953,151    $ 1,297,579
       Accounts payable                                                                     449,750        347,294
       Accrued expenses                                                                     158,590        159,069
       Deferred income                                                                       12,000             --
       Obligation under capital lease                                                        11,313         27,105
                                                                                       ------------    -----------
            Total current liabilities                                                     1,584,804      1,831,047

LONG-TERM LIABILITIES
       Long-term portion of notes payable                                                    28,765         56,165
       Long-term portion of obligation under capital lease                                       --         14,283
                                                                                       ------------    -----------
            Total long-term liabilities
                                                                                             28,765         70,448
                                                                                       ------------    -----------
            Total liabilities                                                             1,613,569      1,901,495

MINORITY INTEREST                                                                            (3,752)        (3,752)

COMMITMENTS AND CONTINGENCIES

Redeemable convertible 12% preferred stock; $1,000 par value; 1,000,000 shares authorized; redeemable at par value plus cumulative dividends; none issued
      or outstanding                                                                             --             --

STOCKHOLDERS' DEFICIT
       Common stock; no par value; 200,000,000 shares authorized;
       78,660,189 and 54,421,618 shares outstanding in 1999 and 1998, respectively        9,912,535      7,041,890
       Additional paid-in capital                                                         2,261,472        886,458
       Treasury stock, at cost (9,864,449 shares in 1999 and 1998)                       (1,777,891)    (1,777,891)
       Accumulated deficit                                                              (11,638,187)    (7,454,109)
                                                                                       ------------    -----------
            Total stockholders' deficit                                                  (1,242,071)    (1,303,652)
                                                                                       ------------    -----------

            Total Liabilities and Stockholders' Deficit                                $    367,746    $   594,091
                                                                                       ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Year Ended December 31,
                                                                                 ----------------------------
                                                                                     1999            1998
                                                                                 ------------    ------------

Revenues                                                                         $    905,179    $  1,454,150

Operating Expenses
       Salaries and benefits                                                        2,030,324       2,395,000

       Contract labor                                                                 685,974       1,201,502

       General and administrative                                                     648,032       1,038,247

       EAI settlement                                                                 706,500              --

       Provision for doubtful accounts                                                 43,303           1,725

       Reserve for foreign subsidiary assets                                           36,808              --

       Selling and marketing                                                          27, 234         104,856
                                                                                 ------------    ------------

       Total Operating Expenses                                                     4,178,175       4,741,330
                                                                                 ------------    ------------

       Loss from Operations                                                        (3,272,996)     (3,287,180)

Interest and financing expense                                                       (415,292)       (374,317)

Other income (expense), net                                                               279         (79,577)
                                                                                 ------------    ------------

Loss before extraordinary item                                                     (3,688,009)     (3,741,074)

Extraordinary income for forgiveness of debt (expense for restructure of debt)       (496,069)        282,999
                                                                                 ------------    ------------

Net loss                                                                         $ (4,184,078)   $ (3,458,075)
                                                                                 ============    ============

Loss before extraordinary items per common share (basic and diluted)             $     (0.070)   $     (0.093)
                                                                                 ============    ============

Extraordinary (charge) income per common share (basic and diluted)               $     (0.009)   $      0.007
                                                                                 ============    ============

Net loss per common share (basic and diluted)                                    $     (0.079)   $     (0.086)
                                                                                 ============    ============

Weighted average common shares and common equivalents outstanding
     (basic and diluted)                                                           53,216,891      40,220,420
                                                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Year Ended December 31, 1999 and 1998

                                            COMMON       COMMON     TREASURY     TREASURY    ADDITIONAL
                                            STOCK        STOCK       STOCK        STOCK       PAID-IN     ACCUMULATED
                                           (SHARES)      AMOUNT     (SHARES)      AMOUNT      CAPITAL       DEFICIT        TOTAL
                                           ----------  ----------  ----------  -----------   ----------  ------------   -----------
Balance at January 1, 1998                 30,199,154  $2,197,640    (854,903) $(1,068,629)  $  796,263  $ (3,996,034)  $(2,070,760)

Issuance of stock in connection with
private placements for cash                22,790,000   4,558,000          --           --           --            --     4,558,000

Issuance of stock in connection with
conversion of debt to equity                1,375,000     275,000          --           --           --            --       275,000

Issuance of stock in connection with the
exercise of options and warrants for cash      54,000      11,250          --           --           --            --        11,250

Treasury stock received in exchange for
cash                                               --          --  (9,400,000)    (740,000)          --            --      (740,000)

Issuance of stock for services rendered            --          --     390,454       30,738           --            --        30,738

Issuance of warrants for computer
consulting services rendered                       --          --          --           --       18,000            --        18,000

Issuance of warrants for financing fees            --          --          --           --       72,195            --        72,195

Issuance of stock to employees under the
Employee Stock Purchase Plan - shares
matched by employer                             3,464          --          --           --           --            --            --

Net loss                                           --          --          --           --           --    (3,458,075)   (3,458,075)
                                           ----------  ----------  ----------  -----------   ----------  ------------   -----------
Balance at December 31, 1998               54,421,618   7,041,890  (9,864,449)  (1,777,891)     886,458    (7,454,109)   (1,303,652)

Issuance of stock in connection with
private placements for cash                11,679,500   1,459,937          --           --           --            --     1,459,937

Issuance of stock in connection with
conversion of debt to equity                9,059,605   1,132,448          --           --      496,069            --     1,628,517

Issuance of stock in connection with the
exercise of options and warrants for cash   3,498,786     278,260          --           --           --            --       278,260

Issuance of stock for services rendered            --          --          --           --        8,450            --         8,450

Issuance of warrants for financing fees            --          --          --           --      163,995            --       163,995

Issuance of options - settlement with
EAI Partners, Inc.                                 --          --          --           --      706,500            --       706,500

Issuance of stock to employees under the
Employee Stock Purchase Plan - shares
matched by employer                               680          --          --           --           --            --            --

Net loss                                           --          --          --           --           --    (4,184,078)   (4,184,078)
                                           ----------  ----------  ----------  -----------   ----------  ------------   -----------
Balance at December 31, 1999               78,660,189  $9,912,535  (9,864,449) $(1,777,891)  $2,261,472  $(11,638,187)  $(1,242,071)
                                           ==========  ==========  ==========  ===========   ==========  ============   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 1999 and 1998

                                                                                Year Ended December 31,
                                                                               -------------------------
                                                                                  1999          1998
                                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(4,184,078)  $(3,458,075)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Extraordinary item                                                           496,069      (282,999)
      Depreciation and amortization                                                172,491       156,167
      (Gain) loss on sale and disposal of assets                                        --        93,486
      Provision for doubtful accounts                                               43,303         1,725
      Provision for foreign subsidiary assets                                       36,808            --
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable - billed                        44,179       113,762
         (Increase) decrease in accounts receivable - unbilled                      10,000       (10,000)
         (Increase) decrease in restricted cash                                         --        28,150
         (Increase) decrease in deferred financing costs                             3,794            --
         (Increase) decrease in other current assets                                  (120)      (13,024)
         Increase (decrease) in accounts payable                                   102,455      (149,611)
         Increase (decrease) in accrued expenses                                      (907)     (158,586)
         Increase (decrease) in deferred income                                     12,000            --
         (Decrease) in customer deposits in excess of unbilled receivables              --      (171,365)
        Financing fees                                                                  --        67,588
        Warrants issued  for  financing fees                                       163,995        72,195
        Amortization of discount on notes payable                                   25,359        50,718
        Common stock options and warrants issued  for goods and services             8,450        48,738
        Conversion of debt to common stock                                          19,949            --
        Issuance of options - settlement with EAI Partners, Inc.                   706,500            --

                                                                               -----------   -----------
      Total adjustments                                                          1,844,325      (153,056)
                                                                               -----------   -----------
      Net cash used by operating activities                                     (2,339,753)   (3,611,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (9,654)           --
   Sales of property and equipment                                                      --         4,200
   (Increase) decrease in capitalized software costs                               (90,000)           --
                                                                               -----------   -----------
   Net cash provided by (used in) in investing activities                          (99,654)        4,200
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in cash overdraft                                                --      (112,963)
   Proceeds from notes payable                                                     923,206       854,000
   Proceeds from (repayment of) transfer of accounts receivable with recourse           --      (187,500)
   Proceeds from issuance of common stock                                        1,738,197     4,569,250
   Purchase of treasury stock                                                           --      (740,000)
   Payments under obligations of capital lease                                     (30,075)      (25,267)
   Proceeds from (repayment of) shareholder advances                                    --       (33,276)
   Repayment of notes payable                                                     (207,893)     (704,000)
                                                                               -----------   -----------
   Net cash provided by financing activities                                     2,423,435     3,620,244
                                                                               -----------   -----------
   Net increase (decrease) in cash                                                 (15,972)       13,313
Cash - beginning                                                                    17,389         4,076
                                                                               -----------   -----------
Cash - ending                                                                  $     1,417   $    17,389
                                                                               ===========   ===========
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                               $   228,393   $   192,067
                                                                               ===========   ===========
   Income taxes paid                                                           $        --   $        --
                                                                               ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock upon conversion of debt to equity                         $ 1,132,448   $   275,000
                                                                               ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998



NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc. (the "Company"), a Florida corporation, is a developer and provider of software technology that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating systems.

The Company, in 1999, completed the shift of its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32 bit to 64 bit operating systems and associated hardware. The majority of the Company's efforts in 1999 and 1998 are related to research and development activities.

The Company intends to license its software solutions to "end users" for their own internal migration projects, and to systems integrators and large services providers to perform outsourced projects for their own customers. Additionally the Company may sell migration services to certain customers.

The Company is the parent of a majority owned foreign subsidiary, One Up, Ltd. Computer Services, Ltd. ("One Up, Ltd."), incorporated under the laws of the Province of Ontario, Canada. One Up ceased its operations in 1997. In 1999, a reserve has been provided for all of the assets of One Up, Ltd. in the amount of $36,808, which the Company does not expect to be realizable. Liabilities of One Up of $45,736 will remain until the obligations are resolved.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and One Up, Ltd., collectively referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

INDUSTRY SEGMENT

The Company operates in a single industry segment, the developer and provider of software technology that automates the process of upgrading or migrating software.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation on the straight-line basis over the estimated useful life of 5 years for the related assets. Leasehold improvements are amortized over the life of the improvements or the lease term if shorter on a straight-line basis.

Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are expensed as incurred.

DEFERRED FINANCING COSTS

Deferred financing costs relate to costs incurred in the placement of the Company's debt and are amortized using the effective interest method over the term of the related debt.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998



NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life, which has been estimated to be 3 years. Amortization expense in 1999 and 1998 was $37,500 and $0, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include accounts receivable and accounts payable, for which the carrying amounts approximate fair value. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value.

COSTS OF SOFTWARE DEVELOPED FOR SALE

The Company expenses or capitalizes development costs of software to be sold in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.

INCOME TAXES

The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.

REVENUE RECOGNITION

The Company's revenues consist of software license revenues, consulting services revenues and maintenance and support revenues.

Revenues are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 "Software Revenue Recognition".

The Company licenses software under license agreements. License fee revenues are recognized when an agreement is in force, the product has been delivered, the license fee is fixed or determinable, no significant production modification or customization of the software is required and collectibility is reasonably assured. License fee revenue for certain application development and data access tools is recognized upon direct shipment to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less when purchased.

LOSS PER SHARE

Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods.

The effect of stock options and warrants that aggregated 23,131,381 and 23,939,911 shares as of December 31, 1999 and 1998, respectively, would be anti-dilutive due to the Company's losses in 1999 and 1998 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

Subsequent to December 31, 1999, stock options, which aggregate 5,534,800 shares, were granted to Directors, Officers and employees. Additionally, if the private financing discussed in Note 16 is fully funded, the warrants are exercised and the related convertible secured promissory notes are converted into the Company's common stock, an additional 36,000,000 shares of the Company's common stock would be outstanding.

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from estimates used.

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 14 regarding the pro forma net loss per common share information as required by the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123).

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair market value of the options using the Black-Scholes method option-pricing model.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" - was adopted by the Company as of January 1, 1998. The new rules require the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss, stockholders' deficit, or the Company's disclosures.

EXTRAORDINARY ITEMS

For the year ended December 31, 1999, an extraordinary expense of $496,069 was recorded as the result of a debt restructuring which is more fully discussed in
Note 5.

For the year ended December 31, 1998, extraordinary income of $282,999 was recorded as the result of re-negotiation of terms with various accounts payable vendors.

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. It is effective for the first fiscal quarter beginning after December 15, 1999. The Company does not expect the adoption of SAB No. 101 will have a material effect on its results of operations or financial condition.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior year to conform to the current classification.

NOTE 2. GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company incurred a loss of $4,184,078 and used operating cash of $ 2,339,753 for the year ended December 31, 1999. In addition, at December 31, 1999, the Company's current liabilities exceed current assets by $1,394,471. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the market for software migration services and related products. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 2. GOING CONCERN UNCERTAINTY, (CONTINUED)

During 1999, the Company was actively seeking a larger investor in order to assist in funding the Company's working capital requirements. In January, 2000 the Company entered into a private placement agreement that may provide the Company up to $3,750,000 (See Note 16), of which $2,500,000 has been received. Management believes that the proceeds of this private placement and anticipated operating revenues will meet working capital requirements for 2000. If operating revenues fall short of management's projections, or if the remaining $1,250,000 of the private placement is not funded, management anticipates seeking additional funds through private offerings. While the Company was seeking capital for its working capital requirements, it was developing relationships with industry leaders in order to market and sell its products in 2000.

The Company anticipates that in 2000, its efforts to build relationships with industry leaders and obtain financing of its working capital needs will lead to revenues sufficient to return the Company to profitability. However, there can be no assurance that the Company will successfully penetrate the market for software migration services or that full funding of the January 2000 private placement agreement will be received.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE 3. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 1999 and 1998:


                                                              1999             1998
                                                         ------------     ------------
       Officer and employee receivables                  $     12,188     $      2,864
       Prepaid expenses                                        16,028           22,524
       Other                                                       --            4,236
                                                         ------------     ------------
                                                         $     28,216     $     29,624
                                                         ============     ============



NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1999 and 1998:

                                                              1999             1998
                                                         -------------    ------------
       Furniture and equipment                           $     706,966    $    697,312
       Equipment under capital lease                           101,379         101,379
       Leasehold improvements                                   30,746          30,746
                                                         -------------    ------------
                                                               839,091         829,437
       Less accumulated depreciation and amortization         (765,726)       (630,735)
                                                         -------------    ------------
                                                         $      73,365    $    198,702
                                                         =============    ============

Depreciation expense for the years ended December 31, 1999 and 1998, was $99,397 and $120,573, respectively. Amortization expense for equipment under capital lease and leasehold improvements was $35,594 for each of the years ended December 31, 1999 and 1998.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998



NOTE 5. NOTES PAYABLE

Notes payable at December 31, 1999 and 1998, include the following:


                                                                                               1999           1998
                                                                                        -----------    -----------
Notes payable to an officer, dated November 12 and 15, 1999, bearing interest at 10% per annum, due upon demand, paid January, 2000. The note holder was granted a two-year warrant to purchase 3,500 shares of common stock at $0.01
per share.                                                                              $    35,000    $        --

Note payable to an officer, dated November 27, 1998, bearing interest at 16%
per annum, due December 31, 1999. The note holder was granted a two-year
warrant to purchase 3,000 shares of common stock at $0.01 per share.                             --         30,000

Note payable to a Director of the Company, net of unamortized discount of
$1,638, bearing interest at 10% per annum, due and paid in February 2000. The note holder was granted a two-year warrant to purchase 50,000 shares of common
stock at $0.01 per share.                                                                    23,362             --
                                                                                        -----------    -----------
      Subtotal notes payable to related parties                                              58,362         30,000

Senior Secured Promissory Notes, net of unamortized discount of $25,359 at
December 31, 1998, bearing interest at 10% per annum, collateralized by accounts receivable, equipment, and intellectual property, due July 1, 1999
Holders of the Senior Secured Promissory Notes were granted warrants to
purchase 3,178,591 shares of common stock.                                                       --      1,087,141

Various one -year notes payable, net of unamortized discount of $19,159, bearing interest at 10% per annum, due in February and March 2000, paid in
February 2000. Note holders were granted two-year warrants to purchase an
aggregate of 585,000 shares of common stock at $0.01 per share.                             273,341             --

Notes payable to an outside investor, dated December 4 and December 28, 1998, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000. In connection with the modification, the note holder was granted two-year warrants to purchase 100,000 shares of common stock at $0.01 per share and 100,000
shares of common stock at $0.20 per share.                                                  232,545        150,000

Note payable to an outside  investor,  dated December 23, 1999,  bearing
interest at 16% per annum, due January 23, 2000, paid in January, 2000.                     100,000             --

Note payable to an outside investor, dated December 13, 1999, bearing interest at 16% per annum, due December 31, 1999, paid in January, 2000. The note holder was granted a two-year warrant to purchase 10,000 shares of common stock at
$0.01 per share.                                                                            100,000             --

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 5.  NOTES PAYABLE, (CONTINUED)

                                                                                             1999           1998
                                                                                        -----------    -----------
Note payable to an outside investor, dated July 29, 1999, bearing interest at
16% per annum, due upon demand with an option to renew monthly with payment of interest, monthly commitment fee of $2,000 and beginning in September, 1999 granting upon each renewal warrants exercisable within two years to purchase
10,000 shares of the Company's stock at $0.01 per share, paid January, 2000.                100,000             --

Note payable to a former employee, dated March 3, 1998, bearing interest at 14%,
payable in monthly installments of $1,000, due December 10, 2003.                             36,165         42,603


Note payable to a third party, as settlement of suit, dated October 28, 1998, payable in monthly installments of $2,000 with a final maturity of October 1,
2000.                                                                                         20,000         44,000

Note payable to a consultant for services, dated October 1, 1999, bearing interest at 16% per annum, due and paid January 31, 2000. The note holder was granted
a two-year warrant to purchase 6,150 shares of common stock at $0.01 per share.              61,503             --
                                                                                        -----------    -----------
             Subtotal to third parties                                                      923,554      1,323,744
                                                                                        -----------    -----------

             Total outstanding, net of unamortized discounts                                981,916      1,353,744
             Less current portion                                                          (953,151)    (1,297,579)
                                                                                        -----------    -----------
             Long-term portion                                                          $    28,765    $    56,165
                                                                                        ===========    ===========


A summary of future maturities follows:

             Year ended December 31,
               2000                                                                     $ 953,151
               2001                                                                         8,885
               2002                                                                         9,926
               2003                                                                         9,954
               2004                                                                             -
                                                                                        ---------
                                                                                        $ 981,916
                                                                                        =========

During the year ended December 31, 1999 and 1998, loan origination fees of $1,300 and $4,600, respectively, were paid to Directors and Officers of the Company who granted loans to the Company.

The Company was unable to repay the $1,112,500 of Senior Secured Promissory Notes at maturity on July 1, 1999. In an effort to reach a settlement agreement on mutually acceptable terms, on July 31, 1999, the Company paid the semi-annual interest due to all of the note holders, and subsequently submitted a proposal to modify the terms of the notes. Under terms of our proposal, (1) the annual interest rate on the notes would remain at ten percent, (2) the next semi-annual interest payment would remain payable on January 31, 2000, with the final interest payment being due on July 1, 2000, (3) the exercise price of the related warrants to purchase an aggregate

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 5. NOTES PAYABLE, (CONTINUED)

of 3,178,591 shares of the Company's common stock would be reduced from $0.35 to $0.20 per share, (4) the expiration date of the warrants would be extended from July 1, 2000 to July 1, 2001, and (5) the principal amount of the notes plus any accrued interest, combined, would be convertible into shares of the Company's common stock at per share prices of (i) $0.125 through November 30, 1999, (ii) $0.20 from December 1, 1999, through February 29, 2000, and (iii) $0.35 from March 1, 2000 through May 31, 2000.

During the period September 2, 1999 to November 30, 1999, all of the holders of the Senior Secured Promissory Notes elected to convert the $1,112,500 plus $19,949 of accrued interest into 9,059,605 shares of common stock at $0.125 per share. In connection with the conversion of the Senior Secured Notes to equity and extension of the term of the related warrants, the Company recognized an extraordinary item of $496,069.

NOTE 6. CAPITAL LEASE

The Company acquired certain office equipment under the provisions of a long-term capital lease. For financial reporting purposes, minimum lease payments have been capitalized. The lease expires in June, 2000.

Future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at December 31, 1999, were $16,063 and $11,313, respectively.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 1999 and 1998:

                                       1999         1998
                                 ----------   ----------
Interest                         $   46,540   $   46,634
Legal and professional               41,050           --
Salaries and employee benefits       55,008       63,192
Contract labor                       14,760       25,933
Commissions                              --       13,122
Printing                                 --        6,092
Other                                 1,232        4,096
                                 ----------   ----------
                                 $  158,590   $  159,069
                                 ==========   ==========

NOTE 8.  INTEREST AND FINANCING EXPENSE

In connection with financing Company operations, certain debt transactions included issuance of warrants to purchase Company common stock at prices ranging from $0.01 to $0.20 per share. The Company has recorded financing expense equal to the fair value of the warrants.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998



NOTE 9. OTHER INCOME (EXPENSE)

Other income (expense) for the years ended December 31, 1999 and 1998 were comprised of the following:


                                          1999          1998
                                    ----------    ----------
Interest income                     $      269    $    9,102
Miscellaneous income                        10         4,807
Loss on sale of assets                      --       (93,486)
                                    ----------    ----------
                                    $      279    $  (79,577)
                                    ==========    ==========

NOTE 10.  INCOME TAXES

Deferred tax assets and liabilities at December 31, 1999 and 1998, consist of the following:

                                                          1999            1998
                                                     ------------    ------------
Current deferred tax asset                           $     46,929    $     24,600
Current deferred tax liability                                 --         (22,745)
Valuation allowance                                       (46,929)         (1,855)
                                                     ------------    ------------
Total current deferred tax asset (liabilities)       $         --    $         --
                                                     ============    ============



Non-current deferred tax asset                       $  3,791,353    $  2,400,559
Valuation allowance                                    (3,791,353)     (2,400,559)
                                                     ------------    ------------
Net non-current deferred tax asset (liability)       $         --    $         --
                                                     ============    ============

The current deferred tax asset results primarily from accrued salaries, the provision for doubtful accounts, and other expenses not currently deductible for tax purposes. The current deferred tax liability results from an adjustment for the change from the cash to the accrual method of accounting for Federal income tax purposes in a prior year. The non-current deferred tax asset results primarily from differences in depreciation rates for financial reporting and Federal income tax purposes and the benefit of net operating losses. The net current and non-current deferred tax assets have been fully reserved due to the uncertainty of generating future taxable income during the carry forward period. The valuation allowance increased by $1,419,932 from December 31, 1998 to December 31, 1999.

The Company's income tax expense (benefit) for the years ended December 31, 1999 and 1998, differed from the statutory Federal tax rate as follows:


                                                          1999            1998
                                                     ------------    ------------
Statutory rate applied to loss before income taxes   $ (1,422,587)   $ (1,175,745)
Increase in valuation allowance                         1,419,932       1,179,678
Other                                                       2,655          (3,933)
                                                     ------------    ------------
Income tax expense (benefit)                         $         --    $         --
                                                     ============    ============

Net operating losses generated through December 31, 1999, eligible to be carried forward to future years of approximately $ 10,968,000 will expire between 2010 and 2014.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 11. RELATED PARTY TRANSACTIONS

In January 1999, the Company entered into a short-term note payable agreement with an officer of the Company. This $30,000 loan was repaid in February 1999 with interest at 16%. The officer was granted a warrant for the purchase of 3,000 shares of common stock at $0.01 per share in connection with this loan.

In August 1999, the Company entered into a short-term note payable agreement with a Director of the Company. This $100,000 loan was repaid in September 1999 with interest at 10%. The officer was granted a warrant for the purchase of 20,000 shares of common stock at $0.01 per share in connection with this loan.

In January and February, 1998, the Company was extended an aggregate of $254,000 of short-term notes by three Directors of the Company. Interest rates varied from 10% to 12% and were convertible into the Company's common stock at $0.20 per share. Warrants to purchase 175,000 shares of the Company's common stock at prices ranging from $0.01 to $0.20 per share were granted to these Directors in connection with the funding of these notes. During March, 1998, $200,000 of the principal of these notes was converted into 1,000,000 shares of common stock. Accrued interest and the balance of the notes was paid in April, 1998. In March, 1999, the Company issued 75,000 shares of its common stock to two directors as a result of exercise of these warrants.

Effective March 25, 1998, the Company reached an agreement with its former principal executive officer, Mr. Richard Dews, regarding actions of Mr. Dews as Chairman and CEO, efforts by Mr. Dews to sell shares of the Company's Common Stock, originally acquired and restructured pursuant to Rule 144 of the Act, and claims made against the company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, which was finalized on March 31, 1998, (1) the Company acquired from Mr. Dews 9,400,000 shares of the Company's Common Stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable warrant to purchase up to 600,000 shares of the Company's unregistered and free trading Common Stock, subject to Section 144 rules and regulations, at $0.25 per share,
(4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts previously loaned to the Company by Mr. Dews, (5) the Company released Mr. Dews from all claims arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, (6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to the employment of Mr. Dews or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay, and (7) pursuant to a promissory note dated March 25, 1998, no stated interest, the Company agreed to pay to Marilyn Johnson the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with the final payment of $250 being due on December 10, 2003. Attorney fees paid by the Company as a result of negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's Common Stock and (2) $210,523 paid in cash. One-half of the attorney fees paid related to this settlement were paid to a director of the Company, acting in the capacity of the Company's legal counsel.

In July, 1998, three Directors of the Company were granted warrants for 1,683,250 shares of the Company's common stock at an exercise price of $0.20 per share, with an expiration date of July 1, 2001. These warrants were granted in exchange for Placement Agent fees and consulting services related to the Company's private stock offerings in 1998.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 11. RELATED PARTY TRANSACTIONS

A Company Director purchased in 1998, 500,000 and 100,000 common shares of the Company at $0.20 per share. These purchases were part of 1998 private placements. The 100,000 common shares also included warrants to purchase an additional 100,000 shares at $0.10 per share exercisable until September, 2001.

A Director of the Company was paid legal fees of $1,350 and $37,637 in 1999 and 1998 respectively. During 1998, the Company paid fees totaling $24,584 to four Directors in their capacity as directors. No fees were paid or payable to directors in 1999.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases its office facility under a non-cancelable operating lease, with a monthly base rent of $10,650, which expires in April, 2000. Total rent expense in 1999 and 1998 was $139,499 and $127,800, respectively.

Each of the four officers of the Company has an employment agreement, which renews annually, subject to a 30-day written notice of termination. The agreements include provisions for bonuses, commissions and stock options. In 1999 and 1998 the four officers were paid an aggregate of $477,500 and $464,173, respectively, under the terms of these agreements.

The Company is party to a personal property tax claim arising in the ordinary course of business. A payable which in the opinion of management, is sufficient to reserve for this claim has been recorded as of December 31, 1999 and 1998.

NOTE 13. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Accounts receivable in the aggregate of $160,700 have been collected through March 31, 2000. The Company's accounts receivables are unsecured.

For the years ended December 31, 1999 and 1998, significant customers accounted for the percentages of the Company's total revenues as indicated below. These revenues were associated with the Company's Y2K product which is no longer being marketed.

                               1999     1998
                               ----     ----
Ctek, Ltd.                       24%      --%
Sun Professional Services        18       --
Federal Express                  17       --
EDS                              14       --
Reasoning, Inc.                  11       25
Bell Sygma                       --       46
The Sabre Group, Inc.            --       13
                               ----     ----
                                 84%      84%
                               ====     ====

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 14. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of no par common stock, of which 78,660,189 and 54,421,618 shares were issued and outstanding at December 31, 1999 and 1998, respectively. The Company is also authorized to issue 1,000,000 shares of convertible 12% preferred stock, $1,000 par value, redeemable at par value plus cumulative dividends. At December 31, 1999 and 1998, no convertible preferred stock was issued or outstanding.

ISSUANCES OF COMMON STOCK

PRIVATE PLACEMENTS

During 1999, the Company completed private placements of 11,679,500 shares of unregistered common stock, plus two-year warrants to purchase a total of 2,335,900 unregistered shares of common stock at $0.20 per share, at a price of $0.125 per common share yielding proceeds of $1,459,937. Both the unregistered common shares sold and issuable upon exercise of the underlying warrants contain piggyback registration rights.

During March and September 1998, the Company completed private placements of 22,790,000 shares of common stock at $0.20 per common share yielding proceeds of $4,558,000. In connection with the March 1998 offering, the Company issued warrants to various individuals who had either acted as placement agents or furnished consulting services to the Company for the purchase of 2,147,750 shares of common stock at $0.20 per share. In connection with the September 1998 offering, purchasers of common stock also received warrants to purchase 1,000,000 shares of common stock at $0.10 per share.

CONVERSION OF DEBT TO EQUITY

During the period September 2, 1999 to November 30, 1999, the Company issued 9,059,605 shares of common stock in settlement of principal and accrued interest related to the Senior Secured Notes which became due July 1, 1999 (See
Note 5).

During 1998, the Company issued 1,375,000 shares of common stock in settlement of $275,000 of notes payable, including $175,000 of amounts due to directors of the Company.

EXERCISE OF OPTIONS AND WARRANTS

During 1999 and 1998, the Company issued 3,498,786 and 54,000 shares of common stock, respectively, upon exercise of options and warrants yielding proceeds of $278,260 and $11,250, respectively.

TREASURY STOCK

During 1998, the Company repurchased 9,009,546 shares of common stock, net of 390,454 of shares issued for services in connection with the repurchase (See
Note 11).

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 14. CAPITAL STOCK, WARRANTS AND OPTIONS, (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

During 1999 and 1998, the Company issued 680 and 3,464 shares of common stock, respectively, representing the employers match of shares purchased by employees under the Company's Employee Stock Purchase Plan .

WARRANTS

A summary of warrants outstanding as of December 31, 1999 and 1998 is as follows:

                                                                                      1999         1998
                                                                                   ----------   ----------
Warrants for purchase of 2,335,900 shares at $0.20 per share, issued in connection with private placements of unregistered common stock in 1999,
expiring between March and December 2001                                            2,335,900           --

Warrants for purchase of 1,000,000 shares at $0.10 per share, issued in connection with the September 1998 private placement of unregistered common
stock, expiring September 2001                                                        950,000    1,000,000

Warrants for purchase of 2,147,750 shares of common stock at $0.20 per share, issued in connection with March 1998 private placement of common stock,
expiring July 2001                                                                  2,147,750    2,147,750

Warrants issued for purchase of 704,878 shares at $0.2563 to $0.40 per share, issued in connection with placement of debt in 1996. In 1998, the exercise price for 500,000 shares was decreased from $0.50 to $0.40 per share.  In
October 1999, the Company agreed to reduce the exercise price to $.125 in                  --      704,878
exchange for immediate exercise

Warrants for purchase of 3,178,591 shares of common stock at $0.20 per share, issued in connection with Senior Secured Promissory Notes, expiring July 2001,
as modified in 1999 (See Note 5)                                                    3,178,591    3,178,591

Warrants for purchase of 927,650 shares of common stock at $0.01 to $0.20 per share, issued in connection with short term borrowings in 1999, expiring
between October and December 2001 (See Note 5)                                        209,650           --

Warrants issued for purchase of 468,000 shares of common stock at $0.01 to
$0.20 per share, issued in connection with notes payable dated in 1998 (See           100,000      445,500
Note 5)

Warrants issued for purchase of 10,000 shares of common stock at $0.35 per
share, issued in connection with note payable dated in 1997, expiring June 2000        10,000       10,000

                                                                                   ----------   ----------
Total                                                                               8,931,891    7,486,719
                                                                                   ==========   ==========


Warrant activity is summarized as follows:

                                                                WARRANT PRICE
                                                          --------------------------
                                            WARRANTS       WEIGHTED         TOTAL
                                                           AVERAGE
                                           -----------    -----------    -----------
Outstanding at December 31, 1997             3,893,469    $    0.3643    $ 1,418,507
     Granted                                 4,115,750         0.1836        755,605
     Canceled                                 (500,000)         (0.50)      (250,000)
     Exercised                                 (22,500)         (0.01)          (225)
                                           -----------    -----------    -----------
     Outstanding at December 31, 1998        7,486,719         0.2570      1,923,887
     Granted                                 3,263,550         0.1518        495,457
     Exercised                              (1,818,378)       (0.0688)      (125,120)
     Exercise price modification                    --        (0.1651)      (641,179)
                                           -----------    -----------    -----------
Outstanding at December 31, 1999             8,931,891    $    0.1851    $ 1,653,045
                                           ===========    ===========    ===========

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 14. CAPITAL STOCK, WARRANTS AND OPTIONS, (CONTINUED)

STOCK OPTIONS GRANTED TO NON-EMPLOYEES

A summary of stock options granted to non-employees outstanding as of December 31, 1999 and 1998 is as follows:

                                                                                         1999         1998
                                                                                   ----------   ----------
Granted August 1999 to EAI Partners, Inc. to purchase 5,902,614 shares of
common stock, expiring September 2000 to September 2001 (See below)                 4,570,281           --

Granted March 1998 to former CEO, exercisable at $0.25 per share, expiring
March 2000  (See Note 11)                                                             600,000      600,000

Granted October 1998 in exchange for software, exercisable at $0.12 per share              --      200,000

Granted September 1997 for services rendered, exercisable at $.70 per share,
expiring December 2002                                                                240,000      240,000

Granted July 1997 for services rendered, exercisable at $.50 per share,
expiring July 2000                                                                     35,000       35,000

Granted June 1997 to a Director for services rendered, exercisable at $.35 per
share, expiring June 2000                                                              25,000       25,000

Granted July 1999 for services to be rendered, exercisable at $0.20 per share vesting at rate of 7,500 per month through July 2001, expiring July 2002;
Agreement canceled February, 2000 at which time 60,000 shares were vested             180,000           --

Granted August 1999 for prior services rendered, exercisable at $0.20 per
share, immediately vested, expiring July 2001                                          25,000           --

Granted December 1999 for services rendered, exercisable at $0.01 per share
immediately vested, expiring December 2001                                             10,000           --
                                                                                   ----------   ----------
Total                                                                               5,685,281    1,100,000
                                                                                   ==========   ==========

In August, 1999, the Company entered into a Stock Option Agreement with EAI Partners, Inc. ("EAI") which replaced a November, 1996 stock option agreement, covering 6,000,000 shares of the Company's common stock, between EAI and the Company's former CEO, pursuant to which the Company was required to register the shares under the options. As a part of the Company's settlement agreement with the Company's former CEO, the Company agreed to indemnify the former CEO against any liability arising from the Company's failure to register the EAI options as required by the November, 1996 stock option agreement. The August, 1999 Agreement granted EAI an option to purchase 5,903,614 shares of the Company's common stock. The first 1,903,614 option shares are exercisable at a price of $0.075 per share with the final 4,000,000 option shares being exercisable at the greater of $.20 or 50% of the average closing bid prices per share of the Company's common stock for the five business days immediately prior to the date EAI exercises the final 4,000,000 stock options. The Company has agreed to file a registration statement covering the option shares no later than August 31, 2000. As of December 31, 1999, EAI has exercised 1,333,333 of the first 1,903,614 stock options. In the event the Company fails to file a registration statement by August 31, 2000, EAI will be entitled to an option to acquire an additional 600,000 shares at the greater of $0.50 or 50% of the closing price for the five-days preceding exercise, expiring September 1, 2001. The Company has recognized a loss in the amount of $706,500 as a result of the August, 1999 Agreement.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998



NOTE 14. CAPITAL STOCK, WARRANTS AND OPTIONS, (CONTINUED)

Stock options granted to non-employees is summarized as follows:

                                                           OPTION PRICE
                                                     --------------------------
                                                       WEIGHTED
                                        OPTIONS        AVERAGE         TOTAL
                                      -----------    -----------    -----------
Outstanding at December 31, 1997          440,000    $    0.6034    $   265,500
     Granted                              800,000         0.2175        174,000
     Canceled                            (140,000)       (0.5089)       (71,250)
     Exercised                                 --             --             --
                                      -----------    -----------    -----------
Outstanding at December 31, 1998        1,100,000         0.3348        368,250
     Granted                            6,118,614         0.1608        983,871
     Exercised                         (1,533,333)       (0.0809)      (124,000)
                                      -----------    -----------    -----------
Outstanding at December 31, 1999        5,685,281    $    0.2160    $ 1,228,121
                                      ===========    ===========    ===========


STOCK OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In 1997, the Company established a stock option plan ("1997 Plan"); however, the 1997 Plan was not approved by the Company's stockholders within the time specified and was terminated in 1999. Outstanding options issued pursuant to the 1997 Plan were canceled in 1999.

The Company adopted a new stock option plan, the 1999 Stock Option Plan ("1999 Plan"). Under the terms of the 1999 Plan, the Company could grant up to 2,000,000 shares of the Company's common stock. The 1999 Plan was not approved by the Company's stockholders within one year of adoption by the Company's Board of Directors, thereby converting options, granted under the 1999 Plan to non-qualified options for Federal income tax purposes. All terms of the options remained unchanged.

In January, 2000, the Company's Board of Directors approved, subject to stockholders' approval a long-term incentive plan, which provides for granting up to a maximum of 7,000,000 shares of the Company's common stock in the form of stock options, dividend equivalent rights or restricted share awards to Company Directors, officers, employees and consultants. The name of this plan is MigraTEC, Inc. Long-Term Incentive Plan ("2000 Plan").

The Company has issued stock options to employees, officers and directors as summarized in the table below.


                                                      OFFICERS                           OPTION PRICE
                                                        AND                        ---------------------------
                                       EMPLOYEES      DIRECTORS       TOTAL          WEIGHTED         TOTAL
                                                                                     AVERAGE
                                      -----------    -----------    -----------    -----------    -----------
Outstanding at December 31, 1997          613,406      4,109,855      4,723,261    $    0.3788    $ 1,789,156
Granted                                 1,676,492     13,900,000     15,576,492         0.2144      3,339,447
Canceled                                 (805,206)    (4,109,855)    (4,915,061)       (0.3930)    (1,931,684)
Exercised                                 (31,500)            --        (31,500)       (0.3500)       (11,025)
                                      -----------    -----------    -----------    -----------    -----------
Outstanding at December 31, 1998        1,453,192     13,900,000     15,353,192         0.2075      3,185,894
Granted                                 2,421,904             --      2,421,904         0.1985        480,706
Canceled                               (2,163,812)    (6,950,000)    (9,113,812)        0.2117     (1,929,681)
Exercised                                 (22,075)      (125,000)      (147,075)        0.1981        (29,139)
                                      -----------    -----------    -----------    -----------    -----------
Outstanding at December 31, 1999        1,689,209      6,825,000      8,514,209    $    0.2006    $ 1,707,780
                                      ===========    ===========    ===========    ===========    ===========

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 14. CAPITAL STOCK, WARRANTS AND OPTIONS, (CONTINUED)

Effective September 7, 1999, the Company officers and four directors agreed to modify options previously granted for services provided as follows (a) the number of shares underlying each option was voluntarily reduced by 50%, (b) the remaining 50% of the shares underlying each option remained fully vested as of the date of the modification, (c) for officers, the expiration date was re-defined to be four years after the date of termination of employment, (d) for directors the expiration date was re-defined to be four years after the date of the modification. The exercise price for the modified options was unchanged at $0.20 per share. There was no impact on the financial statements as a result of this modification.

Options in the aggregate of 1,689,209 expire from April, 2001, through December, 2004. The remaining options, which aggregate 6,825,000, have been granted to officers and directors and expire 48 months after termination of employment or 48 months from date of the modification for Directors.

COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

Substantially all options issued to directors, officers and employees were issued with exercise prices equal to fair value. Fair value for all options issued is generally the trading price at the date of issuance. Had compensation cost for the Company's stock options been determined consistent with SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                          1999               1998
                                                     ---------------    ---------------
Net income (loss)
     As reported                                     $    (4,184,078)   $    (3,458,075)
                                                     ===============    ===============
     Pro forma                                       $    (4,263,881)   $    (5,081,264)
                                                     ===============    ===============
Income (loss) per common share (basic and diluted)
     As reported                                     $        (0.079)   $        (0.086)
                                                     ===============    ===============
     Pro forma                                       $        (0.080)   $        (0.126)
                                                     ===============    ===============


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 1999: dividend yield of 0%, volatility range of 104% to 120%, risk free interest rate estimated as 5% with an expected life of 2 to 4 years. The following assumptions were used for grants in 1998: dividend yield of 0%, volatility of 86%, risk free interest rate estimated as 5% with an expected life of 1 to 5 years.

The fair value of each option grant given to both employees and non-employees is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the option granted under this model when fair value equaled the exercise price and when the fair value was greater than the exercise price was $0.13 and $0.09 per option, respectively, for the years ended December 31, 1999 and 1998.

The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE 14. CAPITAL STOCK, WARRANTS AND OPTIONS, (CONTINUED)

The following summarizes information about options granted to employees, officers and directors and non-employees outstanding at December 31, 1999:

                               OUTSTANDING OPTIONS                                     OPTIONS EXERCISABLE
                           ----------------------------------                    ------------------------------
                                              WEIGHTED AVG.      WEIGHTED                       WEIGHTED AVG.
        RANGE OF             NUMBER            REMAINING            AVG.           NUMBER       EXERCISABLE
     EXERCISE PRICES       OUTSTANDING       CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE       PRICE
     ---------------       -----------       ----------------   --------------   -----------    -------------
Employees
   $0.1719 to $ 0.3906     1,689,209          3.73 years        $  0.2035            534,140      $  0.2983

Officers and Directors
$  0.20                    6,825,000                 N/A         $   0.20          6,825,000      $  0.20

Non-Employees
$  0.01 to $0.70           5,685,281          1.34 years         $   0.22          5,542,781      $  0.22


TOTAL OPTIONS AND WARRANTS OUTSTANDING AT DECEMBER 31, 1999

At December 31, 1999, the Company had options and warrants for the purchase of common shares as follows:


Warrants                                    8,931,891
Stock Options:
   Non-Employees                            5,685,281
   Directors, Officers and Employees        8,514,209
                                           ----------
Total                                      23,131,381
                                           ==========


COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS GRANTED TO NON EMPLOYEES

The Company has recorded compensation expense in 1999 and 1998 for all options and warrants issued to non-employees. Such compensation expense was determined using the Black-Scholes method option-pricing model, using assumptions consistent with those noted above.

NOTE 15. EMPLOYEE SAVINGS PLAN

Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan ("Plan") for its employees. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made for the years ended December 31, 1999 and 1998. Participants are 100% vested in the portion of the Plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.

NOTE 16. SUBSEQUENT EVENTS

During January 2000, the Company completed private placement of 2,451,000 shares of common stock at $0.125 per share yielding proceeds of $306,375.

On January 25, 2000 ("Initial Closing"), the Company closed the first stage of a potential three-stage private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors").

At the Initial Closing, the Investors entered into a Note and Warrant Purchase Agreement with the Company (the "Agreement") pursuant to which the Investors agreed to provide up to $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company (the "Notes"). Pursuant to the Agreement, the Investors have provided an aggregate of $2,500,000 through March 31, 2000. The Investors may also, at their election, provide up to $1,250,000 of additional financing to the Company on or before April 30, 2000.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 16. SUBSEQUENT EVENTS, (CONTINUED)

The Notes are convertible at any time, at the election of the Investors, into shares of the Company's common stock, on the basis of one share of common stock for each $.125 in principal amount of the Notes outstanding at the time of conversion. The notes do not accrue interest. The Agreement requires the Company to use its best efforts to create, as soon as practical and in any event by June 30, 2000, a new series of preferred stock designated as Convertible Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), into which the Notes will be convertible. Upon the creation of the Series A Preferred Stock, the Notes automatically convert into such Series A Preferred Stock on the basis of one share of Series A Preferred Stock for each $.125 in principal amount of Notes outstanding at the time of conversion. Shares of Series A Preferred Stock will be convertible into shares of common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred Stock converted. As of March 31, 2000, the Notes may be converted, at the election of the Investors, into 20,000,000 shares of common stock. If the Investors provide the maximum amount of funding that may be provided to the Company under the Agreement, the Notes will be convertible into an aggregate of 30,000,000 shares of common stock.

Pursuant to the Agreement, the Company also agreed to issue to the Investors warrants to purchase shares of common stock. At the Initial Closing, the Company issued to the Investors warrants to purchase up to an aggregate of 2,000,000 shares of common stock. On March 31, 2000, the Company issued to the Investors additional warrants to purchase up to an additional 2,000,000 shares of common stock. If the Investors provide the maximum amount of funding that may be provided to the Company under the Agreement, the Investors will receive warrants to purchase a total of 6,000,000 shares of common stock. All of such warrants are exercisable for a period of 5 years from the date of issuance and have an exercise price of $0.20 per share.

Simultaneous with the Initial Closing of the Agreement, the Board of Directors of the Company elected a representative of each of the Investors as new members to the Company's Board of Directors.

Subsequent to December 31, 1999, certain officers and employees were granted, under the 2000 Plan, options to purchase common stock of the Company, the terms of which are summarized below:

                                                OPTION PRICE
                                           -----------------------
                                NUMBER      WEIGHTED
RANGE OF EXERCISE PRICES        GRANTED     AVERAGE        TOTAL
                              ----------   ----------   ----------
Granted at Market Value
     Officers and Directors
      $0.75                    1,150,000         0.75   $  862,500
     Employees
      $0.74 to $2.87             644,800        1.057      681,360
Granted below Market Value
     Officers and Directors
      $0.20 to $0.75           3,500,000        0.294    1,030,000
     Employees
      $0.75                      240,000         0.75      180,000
                              ----------   ----------   ----------
                               5,534,800   $    0.498   $2,753,860
                              ==========   ==========   ==========

The Company recorded total deferred compensation of $2,855,000 related to the stock options granted at less than market value. Such amount will be amortized as compensation expense over the respective vesting periods, which are principally 36 months. The expense related to the year ending December 31, 2000 will be $1,114,000.

                         MIGRATEC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 16. SUBSEQUENT EVENTS, (CONTINUED)

The following summarizes common stock options and warrants exercised and common stock purchases during the period from January 1, 2000 through March 31, 2000:

                                                       SHARES
                                                     ----------
Common Stock Private Placement Sales                  2,451,000
Aggregate warrants and stock options exercised        8,130,198
                                                     ----------
                                                     10,581,198
                                                     ==========

Subsequent to December 31, 1999, the Company fully repaid notes payable aggregating approximately $714,000.

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. The lease provides for a monthly base rent of $14,982 with three months of free rent, with the first rental payment due August 1, 2000. Below is a summary of the base rents for the next five years:

                                                        YEAR        AMOUNT
                                                        ----        ------
                                                           2000  $     74,910
                                                           2001       179,784
                                                           2002       179,784
                                                           2003       104,874
                                                           2004       -
                                                     Thereafter       -
                                                                 ------------
                                                                 $    539,352
                                                                 ============

                                 EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------
         3.1      Articles of Incorporation, as amended (1)

         3.2      Bylaws (1)

         4.1      Form of Common Stock Certificate (1)

         4.2      Form of Warrant to M.T. Partners, L.P. and Mercury Fund No. 1,
                  Ltd. (2)

         10.1     Commercial Lease Agreement between the Company and TDC Dallas
                  Partners No. 2 Ltd. dated April 7, 1997 (1)

         10.2     Employment Agreement between the Company and W. Curtis
                  Overstreet dated April 10, 1997 (1)

         10.3     Employment Agreement between the Company and Joseph B.
                  Meredith dated June 1, 1997 (1)

         10.4 Employment Agreement between the Company and Rick J. Johnson dated July 1, 1997 (1)

         10.5     Agreement between the Company and Electronic Data Systems
                  Corporationdated as of September 1, 1998 (1)

         10.6     MigraTEC, Inc. Long-Term Incentive Plan (2)

         10.7     Form of Incentive Stock Option Agreement pursuant to the
                  MigraTEC, Inc. Long-Term Incentive Plan (2)

         10.8     Form of Non-Qualified Stock Option Agreement pursuant to the
                  MigraTEC, Inc. Long-Term Incentive Plan (2)

         10.9     Warrant Agreement between MigraTEC, Inc. and M.T. Partners,
                  L.P. and Mercury Fund No. 1, Ltd., dated as of
                  January 25, 2000 (2)

         10.10    $1,975,000 Convertible Secured Promissory Note by MigraTEC,
                  Inc. to M.T. Partners, L.P., dated as of January 25, 2000 (2)

         10.11    $1,775,000 Convertible Secured Promissory Note by MigraTEC,
                  Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000
                  (2)

         10.12    Security Agreement between MigraTEC, Inc. and M.T. Partners,
                  L.P. and Mercury Fund No. 1, Ltd., dated as of January 25,
                  2000 (2)

         10.13 Shareholders Agreement between MigraTEC, Inc. and certain shareholders, dated as of January 25, 2000 (2)

         10.14 Registration Rights Agreement between MigraTEC, Inc. and certain shareholders, dated as of January 25, 2000 (2)


         10.15    Form of Director Indemnification Agreement between MigraTEC,
                  Inc. and Kevin C. Howe and Drew R. Johnson, dated as of
                  January 25, 2000 (2)

         10.16    Office Lease Agreement between MigraTEC, Inc. and Charter
                  Crown Plaza Partners, L.P., dated as of April 12, 2000. (2)

         11.1     Statement re: Computations of Net Loss per Share (2)

         21.1     Subsidiary of MigraTEC, Inc. (2)

         27.1     Financial Data Schedule (2)
----------------------------------------

                  (1) Incorporated by reference from Post-Effective Amendment No. 1 to MigraTEC's Registration Statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

                  (2)  Filed herewith.