Form 10KSB/A
period 1999-12-31
MIGRATEC INC
filed 2000-05-02
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

                                EXPLANATORY NOTE

         This Form 10-KSB/A is being filed in order to amend and restate in their entirety Items 9, 10, 11 and 12 of the registrant's Form 10-KSB for the fiscal year ended December 31, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE


         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the directors and executive officers of MigraTec:

                     Name                               Age                            Title                            Held Since
                     ----                               ---                            -----                            ----------
W. Curtis Overstreet..................................  54                Chief Executive Officer, President and        April 1997
                                                                          Director

T. Ulrich Brechbuhl...................................  36                Chief Financial Officer and Secretary         March 2000

Mark C. Myers(1)......................................  46                Chief Financial Officer and Secretary         April 1998

Rick J. Johnson.......................................  41                Chief Operating Officer                       July 1997

Richard A. Gray, Jr...................................  52                Director                                      April 1998

Kevin C. Howe.........................................  51                Chairman of the Board                         January 2000

Drew R. Johnson.......................................  31                Director                                      January 2000

Deane C. Watson, Jr...................................  53                Director                                      April 1998

------------
(1) Mr. Myers resigned from his positions as Chief Financial Officer and Secretary of MigraTEC effective as of January 31, 2000.

         W. Curtis Overstreet has been President, Chief Executive Officer and a director of MigraTEC since April 1997. From October 1994 to March 1997, Mr. Overstreet was Regional Vice President for Software AG, Americas, based in Dallas, Texas.

         T. Ulrich Brechbuhl has served as Chief Financial Officer of MigraTEC since March 1, 2000. From 1997 until joining MigraTEC, Mr. Brechbuhl was Chief Financial Officer and a founding partner of Thayer Aerospace, L.L.C., a Wichita, Kansas-based manufacturer of precision machined parts for the aircraft industry. Prior to joining Thayer, Mr. Brechbuhl worked as a consultant and manager with Bain & Company, Inc. in Dallas, Texas for four years.

         Mark C. Myers served as Chief Financial Officer and Secretary of MigraTEC from April 1998 to January 31, 2000. From 1996-1997, Mr. Myers was Chief Operating Officer and Chief Financial Officer for Interactive Software, Inc., based in Dallas, Texas. From 1992-1996, Mr. Myers served as President of Healthtronix Medical Equipment, Inc.

         Rick J. Johnson has been serving as the Chief Operating Officer of MigraTEC since July 1997, and was also our Secretary from July 1997 through March 1998. From 1995 to March 1997, Mr. Johnson was with Software AG, Americas, based in Dallas, Texas, where he served as Director of Operations Support - Integrated Business Solutions, Director of Applications Solutions and Business Manager - West U.S. Area.

         Since 1985, Richard A. Gray, Jr., director, has been President and owner of Gray & Company Realtors, Inc., a commercial real estate brokerage and developer in U.S. and Asian markets based in Dallas, Texas. From 1974 to 1986, Mr. Gray was a partner of Hudson & Hudson, a commercial real estate company in Dallas, Texas.

         Kevin C. Howe is currently Chairman of the Board. Since May 1991, Mr. Howe has been President of Sage U.S., Inc., a business software publisher. Since March 1999, Mr. Howe has also been the general partner and manager of Mercury Ventures, Ltd., a venture capital firm in Dallas, Texas. Mr. Howe is also a director of The Sage Group plc, a publicly traded accounting software publisher in the United Kingdom; Club Technology Corporation, a publisher of application software for country clubs based in Irving, Texas; Atomic Software, a payment processing portal in Alpharetta, Georgia; NetCertification, a web training portal in Dallas, Texas and Freshloc Technologies, a wireless sensoring company in Plano, Texas.

         Since July 1997, Drew R. Johnson, director, has been a principal of Cardinal Investment Company, a venture capital firm in Dallas, Texas. Mr. Johnson is also a director of Thayer Aerospace, L.L.C., a manufacturer of precision machined parts for the aircraft industry in Wichita, Kansas and Exline Pan Pacific, a retail and rental home furnishings business in Asia, headquartered in Dallas, Texas.

         Since 1996, Deane C. Watson, Jr., director, has been President of Chelsea Homes, Inc., a residential home builder in Texas, and Manager of Hills of Seven Falls, L.L.C., a land developer in Texas. Since 1992, Mr. Watson has been President and Managing Director of Omega Energy Corporation, an oil and gas production company. Mr. Watson is also a practicing attorney, focusing on oil and gas and real estate law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that MigraTEC's directors, executive officers and persons who own more than 10% of our outstanding common stock file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of our outstanding common stock are required by the SEC to furnish MigraTEC with copies of all Section 16(a) reports they file.

         To MigraTEC's knowledge, based solely on the review of the copies of such reports furnished to MigraTEC and written representations that no other reports were required during the year ended December 31, 1999, the Company is unaware of any reports that were untimely filed except as follows:

         Curtis Overstreet, Mark Myers, Rick Johnson, Deane Watson and Richard Gray each filed a Form 3 in March 1999. MigraTEC has no record of a filing of any Form 3, Form 4 or Form 5 by Thomas Cabe.

         To MigraTEC's knowledge, during the year ended December 31, 1999, Rick Johnson and Richard Gray did not timely report on a Form 4 approximately one and two transactions, respectively. Curtis Overstreet, Mark Myers, Richard Gray and Deane Watson filed Form 5s for 1999 in April and May 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued by MigraTEC for the three years ended December 31, 1999 on behalf of each of the executive officers of MigraTEC.

                           SUMMARY COMPENSATION TABLE

                                                                      Other Annual   Long Term        All Other
                                            Annual Compensation       Compensation  Compensation    Compensation
           Name and                         -------------------       ------------  ------------    ------------
      Principal Position            Year     Salary       Bonus                     Options (#)
      ------------------            ----     ------       -----                     -----------
W. Curtis Overstreet .........      1999   $ 140,000        -0-           -0-             -0-             -0-
   President and Chief              1998     132,917        -0-     $  27,404(1)    6,000,000(2)          -0-
   Executive Officer                1997      68,192    $48,000         3,483(1)          -0-       $  29,500(3)


Mark C. Myers ................      1999     111,700        -0-           -0-             -0-             -0-
   Chief Financial Officer and      1998      87,500        -0-           -0-         900,000(2)          949(5)
   Secretary(4)

Rick J. Johnson ..............      1999     117,000        -0-           -0-             -0-             -0-
   Chief Operating Officer          1998     121,833        -0-           -0-       1,500,000(2)          -0-
                                    1997      62,500     15,000           -0-             -0-             -0-

-----------------

         (1)      Commissions paid to Mr. Overstreet based on revenue.

         (2) These options were granted in 1998 and voluntarily reduced by each holder by 50% in September 1999. As a result of such reduction, Mr. Overstreet, Mr. Myers and Mr. Rick Johnson had options to purchase 3,000,000 shares, 450,000 shares and 750,000 shares of our common stock, respectively, as of December 31, 1999.

         (3) Consulting fees paid to Mr. Overstreet prior to his becoming an executive officer of MigraTEC in April 1997.

         (4) Mr. Myers became Chief Financial Officer of MigraTEC in April 1998. He resigned from his positions as Chief Financial Officer and Secretary of MigraTEC effective as of January 31, 2000.

         (5) Mr. Myers was issued a warrant to purchase 3,500 shares of our common stock at $.01 per share as compensation for certain consulting services.

          No options to purchase MigraTEC common stock were issued to our executive officers during the year ended December 31, 1999. The following table sets forth information with respect to stock options held by our executive officers as of December 31, 1999. The closing bid price for our common stock on December 31, 1999 was $0.2812.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                          Number of Securities        Value of Unexercised
                                                                         Underlying Unexercised       In-the-Money Options
       Name and            Shares Acquired      Value Realized              Options at FY-End               at FY-End
  Principal Position         on Exercise              ($)               Exercisable/Unexercisable   Exercisable/Unexercisable
  ------------------       ---------------      --------------          -------------------------   -------------------------
W. Curtis Overstreet ......      -0-                 -0-                   3,000,000(1)/-0-              $243,600/-0-
   President and Chief
   Executive Officer

Mark C. Myers .............      -0-                 -0-                     450,000(1)/-0-              $ 36,540/-0-
    Chief Financial
    Officer and Secretary

Rick J. Johnson ...........      -0-                 -0-                     750,000(1)/-0-              $ 60,900/-0-
   Chief Operating
   Officer

(1) These options were granted in 1998 and voluntarily reduced by each holder by 50% in September 1999. Mr. Overstreet, Mr. Myers and Mr. Rick Johnson originally had options to purchase 6,000,000 shares, 900,000 shares and 1,500,000 shares of our common stock, respectively.

EMPLOYMENT AGREEMENTS

        We entered into an employment agreement with Mr. Curtis Overstreet, our President and Chief Executive Officer, dated April 10, 1997, which provides for an annual base salary (currently $140,000) and incentives for salary increases and bonuses to be determined by and subject to the discretion of our Board.

        We entered into an employment agreement with Mr. Rick Johnson, our Chief Operating Officer, dated July 1, 1997, which provides for an annual base salary (currently $117,000) and incentives for salary increases and bonuses to be determined by and subject to the discretion of our Board.

COMPENSATION OF DIRECTORS

         During the year ended December 31, 1999, no compensation was paid to directors for serving on our Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of April 6, 2000 certain information with respect to the beneficial ownership of MigraTEC's common stock by (i) each person who is known by MigraTEC to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of MigraTEC's directors and nominees for director, (iii) each of MigraTEC's executive officers and (iv) all directors and executive officers of MigraTEC as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. As of April 6, 2000, 79,408,318 shares of our common stock were issued and outstanding.

                                                                   Number of Share
                                                                     Beneficially               Percent of
                                                                        Owned                     Total
                                                                        -----                     -----
Name and Address (1)
--------------------
W. Curtis Overstreet..........................................       2,375,000(2)                  3.0%
Mark C. Myers(3)..............................................         688,927(4)                   *
T. Ulrich Brechbuhl...........................................           2,500                      *
Rick J. Johnson...............................................         600,000(5)                   *
Richard A. Gray, Jr...........................................       2,400,000(6)                  3.0%
Kevin C. Howe.................................................      17,038,800(7)                 21.5%
Drew R. Johnson...............................................             -0-                     -0-
Deane C. Watson, Jr...........................................         850,227(8)                  1.1%
EAI Partners, Inc.............................................       5,903,614(9)                  7.4%
Thomas H. Cabe................................................       9,484,000(10)                11.9%
Mercury Fund No. 1, Ltd. .....................................      17,038,800(7)                 21.5%
MT Partners, L.P. ............................................      18,961,200(11)                23.9%
Directors and Executive Officers as a group...................      23,955,454                    29.5%

-----------------
*        Less than 1%.

(1) The address for Messrs. Overstreet, Myers, Brechbuhl and Richard Johnson is 11494 Luna Road, Suite 100, Dallas, TX 75234, Texas. The address for Mr. Gray is 2611 Cedar Springs, Dallas, Texas 75201. The address for Mr. Howe and Mercury Fund No. 1, Ltd. is 17950 Preston Road, Dallas, Texas 75252. The address for Mr. Drew Johnson and MT Partners, L.P. is 500 Crescent Court, Suite 250, Dallas, Texas 75201. The address for Mr. Watson is 1800 Preston Park Blvd., Suite 115, Plano, Texas 75093. The address for EAI Partners, Inc. is 1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431. The address for Thomas H. Cabe is 5114 Yolanda Lane, Dallas, Texas 75229.

(2) All of these shares are issuable to Mr. Overstreet upon the exercise of an outstanding stock option.

(3) Mr. Myers resigned from his positions as Chief Financial Officer and Secretary of MigraTEC effective January 31, 2000.

(4) Includes 32,000 shares issuable to Mr. Myers upon the exercise of a warrant.

(5) All of these shares are issuable to Mr. Rick Johnson upon the exercise of an outstanding stock option.

(6) Includes 250,000 shares issuable to Mr. Gray upon the exercise of a stock option and 80,000 shares held by the spouse of Mr. Gray.

(7) Includes 14,199,000 shares issuable to Mercury Fund No. 1, Ltd. upon the conversion of a note and 2,839,800 shares issuable to Mercury Fund No. 1, Ltd. upon the exercise of outstanding warrants to purchase common stock. Mr. Howe exercises voting control over these shares on behalf of the general partner of Mercury Fund No. 1, Ltd. See "Certain Relationships and Related Transactions"

(8) Includes 250,000 shares issuable to Mr. Watson upon the exercise of a stock option and 200,000 shares held by the Watson Family Trust 1/16/96, of which Mr. Watson is the trustee and a beneficiary.

(9) Includes 4,570,281 shares issuable to EAI Partners, Inc. upon the exercise of a stock option.

(10) Includes 3,500,000 shares held by Phoenix Energy Companies, Inc. Mr. Cabe is the President of Phoenix Energy and exercises voting control over these shares.

(11) Includes 15,801,000 issuable to MT Partners, L.P. upon the conversion of a note and 3,160,200 shares issuable to MT Partners, L.P. upon the exercise of outstanding warrants to purchase common stock. See "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January and February 1998, Mr. Deane Watson and Mr. Rick Gray loaned MigraTEC $104,000 and $100,000, respectively, pursuant to convertible notes with interest rates of 10% and 12%. Mr. Watson and Mr. Gray converted these notes into shares of our common stock at $0.20 per share in March 1998. Accrued interest on the notes was paid in April 1998. In connection with this transaction, Mr. Watson and Mr. Gray also received warrants to purchase 100,000 and 50,000 shares of our common stock, respectively, at prices of $0.01 to $0.20 per share. Mr. Gray exercised these warrants in March 1999 and Mr. Watson exercised these warrants in January 2000.

         In the first quarter of 1998, prior to his becoming Chief Financial Officer of MigraTEC in April 1998, Mr. Myers received 195,227 shares of our common stock as compensation for legal services provided to MigraTEC.

         In July 1998, Mr. Watson was issued a warrant to purchase 25,000 shares of our common stock at $0.20 per share as compensation for placement agent and consulting services related to private offerings by MigraTEC. Mr. Watson also received cash compensation of $1,350 and $248,162 in 1999 and 1998, respectively, and 195,227 shares of our common stock in 1998, for legal services provided to MigraTEC.

         During 1999, Deane Watson loaned MigraTEC $25,000 at an interest rate of 10% and received a warrant to purchase 50,000 shares of our common stock at $0.01 per share. Mr. Watson exercised these warrants in February 1999 and the loan was repaid in February 2000.

         In August 1999, Rick Gray loaned MigraTEC $100,000 at an interest rate of 10%. Mr. Gray received a warrant to purchase 20,000 shares of our common stock at $0.01 per share for consulting services in connection with this loan, which he exercised in 1999. MigraTEC repaid the loan in September 1999.

         During 1999, Mark Myers received a warrant to purchase 3,500 shares of our common stock at $.01 per share as compensation for consulting services. He exercised this warrant in January 2000. Mr. Myers also loaned $30,000 to MigraTEC in January 1999 at an interest rate of 16%. The loan was repaid in February 1999. In connection with the loan, Mr. Myers received a warrant to purchase 3,000 shares of our common stock at $0.01 per share, which he exercised in 1999.

         In August 1999, EAI Partners, Inc. ("EAI") and MigraTEC entered into an agreement in settlement and replacement of a prior stock option agreement entered into by EAI and the former Chief Executive Officer of MigraTEC in 1996. Pursuant to the August 1999 agreement, EAI was issued an option to purchase an aggregate of 5,903,614 shares of our common stock, exercisable as follows: EAI may acquire 1,903,614 shares at $0.075 per share and the remaining 4,000,000 shares at the greater of $0.20 or 50% of the average closing bid prices per share of our common stock for the five trading days immediately prior to exercise. MigraTEC has also agreed to file a registration statement to register the shares underlying this option no later than August 31, 2000. In the event we fail to file a registration statement by August 31, 2000, EAI will be entitled to receive an option to purchase an additional 600,000 shares of our common stock at the greater of $0.50 or 50% of the average closing bid prices per share for the five trading days prior to exercise, expiring September 1, 2001. As of December 31, 1999, EAI had acquired 1,333,333 shares through the exercise of this option.

         Mr. Kevin Howe, Chairman, and Mr. Drew Johnson joined the Board in January 2000 as representatives of Mercury Fund No. 1, Ltd. ("Mercury") and MT Partners, L.P. ("MT Partners"), respectively, in connection with the initial tranche of funding a $3,750,000 investment in MigraTEC completed April 28, 2000.

         As a result of this investment, Mercury and MT Partners each holds convertible promissory notes and warrants convertible into an aggregate of up to 17,038,800 and 18,961,200 shares of our common stock, respectively, which represents approximately 21.5% and 23.9%, respectively, of the total number of shares of our common stock outstanding as of April 6, 2000. See "Security Ownership of Certain Beneficial Owners and Management." The notes are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. The warrants are exercisable at $0.20 per share and expire in increments of 2,000,000 shares on January 25, 2005, March 31, 2005 and April 30, 2005.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of May, 2000.

                                      MIGRATEC, INC.

                                      By: /s/ W. CURTIS OVERSTREET
                                          -------------------------------
                                          W. Curtis Overstreet, President
                                          and Chief Executive Officer