Form 10QSB
period 2000-03-31
MIGRATEC INC
filed 2000-05-19
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31,2000


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

                                 11494 Luna Road
                                    Suite 100
                            Dallas, Texas 75234-9421

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

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                             PAGE
         Consolidated Condensed Balance Sheets at March 31, 2000
         (unaudited), and December 31, 1999                                  3

         Consolidated Condensed Statements of Operations for the three
         months ended March 31, 2000 and 1999 (unaudited)                    4

         Consolidated Condensed Statements of Cash Flows for the three
         months ended  March 31, 2000 and 1999 (unaudited)                   5

         Notes to Consolidated Condensed Financial Statements (unaudited)    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Results of Operations:
                  Comparison of the Three Months Ended March 31, 2000 and
                  1999                                                      15

         Liquidity and Capital Resources                                    17



                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  20

ITEM 2.  Changes in Securities and Use of Proceeds                          20

ITEM 3.  Defaults Upon Senior Securities                                    21

ITEM 4.  Submission of Matters to a Vote of Security Holders                22

ITEM 5.  Other Information                                                  22

ITEM 6.  Exhibits and Reports on Form 8-K                                   22


SIGNATURES

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS
       Cash                                        $  2,598,928    $      1,417
       Accounts receivable - billed                          --         160,700
       Other current assets                              23,901          28,216
                                                   ------------    ------------
            Total current assets                      2,622,829         190,333


PROPERTY AND EQUIPMENT, NET                             119,478          73,365

OTHER ASSETS
     Deferred financing costs                                --          30,000
     Capitalized software cost, net of
          amortization of $45,000 and
          $37,500, 2000 and 1999, respectively           45,000          52,500
     Other assets                                        21,548          21,548
                                                   ------------    ------------
          Total other assets                             66,548         104,048
                                                   ------------    ------------

          Total Assets                             $  2,808,855    $    367,746
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
       Notes payable, net of unamortized
           discount of $0 and $20,797 in 2000
           and  1999, respectively                 $    218,700    $    953,151
       Accounts payable                                 477,076         449,750
       Accrued expenses                                 213,405         158,590
       Deferred income                                    9,000          12,000
       Obligation under capital lease                    19,295          11,313
                                                   ------------    ------------
            Total current liabilities                   937,476       1,584,804

LONG-TERM LIABILITIES
       Long-term portion of notes payable             2,526,501          28,765
                                                   ------------    ------------
            Total long-term liabilities               2,526,501          28,765
                                                   ------------    ------------
            Total liabilities                         3,463,977       1,613,569

MINORITY INTEREST                                        (3,752)         (3,752)

COMMITMENTS AND CONTINGENCIES

Redeemable convertible 12% preferred stock;
      $1,000 par value; 1,000,000 shares
      authorized; redeemable at par value
      plus cumulative dividends; none
      issued or outstanding                                  --              --

STOCKHOLDERS' DEFICIT
       Common stock; no par value;
         200,000,000 shares authorized;
         89,380,816 and 78,660,189
         shares issued at March 31, 2000
         and December 31, 1999, respectively         11,780,138       9,912,535
       Additional paid-in capital                     7,617,487       2,261,472
       Treasury stock, at cost (9,864,449
         shares in 2000 and 1999)                    (1,777,891)     (1,777,891)
       Deferred Stock Compensation                   (2,407,827)             --
       Accumulated deficit                          (15,863,277)    (11,638,187)
                                                   ------------    ------------
            Total stockholders' deficit                (651,370)     (1,242,071)
                                                   ------------    ------------

            Total Liabilities and
                Stockholders' Deficit              $  2,808,855    $    367,746
                                                   ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2000            1999
                                                    ----            ----
REVENUES
    Software licenses                           $         --    $    264,396
    Consulting services                                   --          71,180
    Software maintenance fees                          3,000              --
                                                ------------    ------------
        Total revenues                                 3,000         335,576
                                                ------------    ------------

COSTS AND EXPENSES
    Cost of revenues                                      --          31,251
    Selling and marketing                             66,125         182,844
    Research and development                         505,044         370,859
    General and administrative                     1,075,461         329,192
                                                ------------    ------------
        Total costs and expenses                   1,646,630         914,146
                                                ------------    ------------

LOSS FROM OPERATIONS                              (1,643,630)       (578,570)

    Interest and financing expense                (2,587,471)       (204,409)
    Other income, net                                  6,011             171
                                                ------------    ------------
         Net loss                               $ (4,225,090)   $   (782,808)
                                                ============    ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)   $    (0.0563)   $    (0.0173)
                                                ============    ============
WEIGHTED AVERAGE COMMON SHARES AND
        COMMON EQUIVALENTS ISSUED AND
        OUTSTANDING (BASIC AND DILUTED)           74,983,972      45,243,109
                                                ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        2000             1999
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(4,225,090)   $  (782,808)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                       36,613         33,600
      Change in assets and liabilities:
        (Increase) decrease in accounts receivable-
          billed                                         160,700         33,509
        (Increase) decrease in accounts receivable-
          unbilled                                            --         10,000
        (Increase) decrease in deferred financing
          costs                                           30,000             --
        (Increase) decrease in other current
          assets                                           4,315          9,405
        Increase (decrease) in accounts payable           27,326        (25,730)
        Increase (decrease) in accrued expenses           54,815          8,485
        Increase (decrease) in deferred income            (3,000)            --
      Deferred stock compensation                        447,173             --
      Interest expense associated with beneficial
       conversion feature of convertible debt          2,500,000             --
      Financing fees                                          --         15,993
      Warrants issued  for  financing fees                 1,015        131,300
      Amortization of discount on notes payable           20,797         12,012
                                                     -----------    -----------
      Total adjustments                                3,279,754        228,574
                                                     -----------    -----------
      Net cash used by operating activities             (945,336)      (554,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   (75,226)        (3,693)
                                                     -----------    -----------
   Net cash provided by (used in) in
    investing activities                                 (75,226)        (3,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                         2,500,000        417,500
   Proceeds from issuance of common stock              1,867,603        264,585
   Payments under obligations of capital lease             7,982         (7,342)
   Proceeds from (repayment of) shareholder
    advances                                                  --        (30,000)
   Repayment of notes payable                           (757,512)        (7,527)
                                                     -----------    -----------
   Net cash provided by financing activities           3,618,073        637,216
                                                     -----------    -----------
   Net increase (decrease) in cash                     2,597,511         79,289

Cash - beginning                                           1,417         17,389
                                                     -----------    -----------
Cash - ending                                        $ 2,598,928    $    96,678
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                     $    79,141    $    58,455
                                                     ===========    ===========
   Income taxes paid                                 $        --    $        --
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc. (the "Company"), a Florida corporation, is a developer and provider of software technology that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating systems.

During 1999, the Company completed the shift of its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32 bit to 64 bit operating systems and associated hardware. The majority of the Company's efforts in 1999 were related to research and development activities.

The Company intends to license, on a line of code basis, its software solutions to "end users" for their own internal migration projects, and to systems integrators and large services providers to perform outsourced projects for their own customers. Additionally the Company may sell migration services to certain customers.

The Company is the parent of a majority owned foreign subsidiary, One Up, Ltd. Computer Services, Ltd. ("One Up, Ltd."), incorporated under the laws of the Province of Ontario, Canada. One Up, Ltd. ceased its operations in 1997. At December 31, 1999, a reserve was provided for all of the assets of One Up, Ltd. in the amount of $36,808, which the Company does not expect to be realizable. Liabilities of One Up, Ltd. of $45,736 will remain until the obligations are resolved.

The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Company and One Up, Ltd., collectively referred to as "the Company." Intercompany transactions and balances have been eliminated in consolidation.

INDUSTRY SEGMENT

The Company operates in a single industry segment, the developing and providing of software technology that automates the process of upgrading or migrating software.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation on the straight-line basis over the estimated useful life of 3 to 5 years for the related assets. Leasehold improvements are amortized over the life of the improvements or the lease term if shorter on a straight-line basis.

Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are expensed as incurred.

DEFERRED FINANCING COSTS

Deferred financing costs relate to costs incurred in the placement of the Company's debt and are amortized using the effective interest method over the term of the related debt.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life, which has been estimated to be 3 years. Amortization expense in 2000 and 1999 was $7,500 and $0, respectively.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at March 31, 2000 and December 31, 1999.

REVENUE RECOGNITION

The Company's revenues consist of software license revenues, consulting services revenues and software maintenance and support revenues.

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

Software maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed.

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less when purchased.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

LOSS PER SHARE

Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed to show the dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods.

The effect of stock options and warrants that aggregated 24,886,754 and 23,971,124 shares as of March 31, 2000 and 1999, respectively, would be anti-dilutive due to the Company's losses in 2000 and 1999 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 3 are converted into the Company's common stock, an additional 20,000,000 and 30,000,000 shares of the Company's common stock would be outstanding as of March 31, 2000 and as of May 1, 2000, respectively. Subsequent to March 31, 2000, the final $1,250,000 was funded in connection with the private financing discussed in Note 3. In connection with this final funding, the Investors were issued 2,000,000 warrants in addition to the 4,000,000 which were issued as of March 31, 2000.

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

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Such excess is deferred and amortized as compensation expense over the respective vesting periods, which are principally 36 months.

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair market value of the options using the Black-Scholes method option pricing model.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was adopted by the Company as of January 1, 1998. The new rules require the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss, stockholders' deficit, or the Company's disclosures.

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 has not had a material impact on the financial position or results of operations of the Company.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. It became effective for the first fiscal quarter beginning after December 15, 1999. The adoption of SAB 101 has not had a material effect on the Company's results of operations or financial condition.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior year to conform to the current classification.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $4,184,078 and used operating cash of $2,339,753 for the year ended December 31, 1999. In addition, at December 31, 1999, the Company's current liabilities exceeded current assets by $1,394,471. In the quarter ended March 31, 2000, the Company incurred a loss of $4,225,090 and used operating cash of $945,336. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the market for software migration services and related products. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

During 1999, the Company actively sought a large investor to assist in funding the Company's working capital requirements. In January, 2000 the Company entered into a private placement agreement that has provided the Company $3,750,000 as of May 1, 2000 (See Note 3). Management believes that the proceeds of this private placement and anticipated operating revenues will meet working capital requirements for 2000. If operating revenues fall short of management's projections, management anticipates seeking additional funds. The Company anticipates that in 2000, its efforts to build relationships with industry leaders will lead to revenues sufficient to return the Company to profitability. However, there can be no assurance that the Company will successfully penetrate the market for software migration services or that additional funds will be received.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 3. NOTES PAYABLE

Notes payable include the following:
                                                           3/31/00      12/31/99
                                                           -------      --------
                                                         (UNAUDITED)
  Notes payable to an officer, dated November 12 and
  15, 1999, bearing interest at 10% per annum, due
  upon demand, paid January, 2000. Pursuant to a
  short-term convertible loan and services agreement,
  the note holder was granted a two-year warrant to
  purchase 3,500 shares of common stock at $0.01 per
  share in 1999 and an additional 3,500 shares in 2000.  $       --   $  35,000

  Note payable to a director of the Company, net of
  unamortized discount of $1,638, bearing interest
  at 10% per annum, due and paid in February 2000.
  The note holder was granted a two-year warrant to
  purchase 50,000 shares of common stock at $0.01
  per share.                                                     --      23,362
                                                         ----------   ---------
    Subtotal notes payable to related parties                    --      58,362
                                                         ----------   ---------

  Convertible note payable to an outside investor,
  dated January 25, 2000, without interest, due
  January 24, 2003, collateralized by all assets
  owned or thereafter  acquired, subject to
  collateral rights of notes dated December 4 and
  28, 1998.  More fully described below.                  1,183,333          --

  Convertible note payable to an outside investor,
  dated January 25, 2000, without interest, due
  January 24, 2003, collateralized by all assets
  owned or thereafter  acquired, subject to
  collateral rights of notes dated December 4 and
  28, 1998. More fully described below.                   1,316,667          --

  Various one -year notes payable, net of unamortized
  discount of $19,159, bearing interest at 10% per
  annum, due in February and March 2000, paid in
  February 2000. Note holders were granted two-year
  warrants to purchase an aggregate of 585,000 shares
  of common stock at $0.01 per share.                            --     273,341

  Notes payable to an outside investor, dated December
  4 and December 28, 1998, bearing interest at 16% per
  annum, collateralized by all assets owned or
  thereafter acquired. Modified, extended and renewed
  October 31, 1999 bearing interest at 16% per annum,
  repayable with monthly installments of principal and
  interest totaling $21,100 with a final maturity of
  December 31, 2000. In connection with the
  modification, the note holder was granted two-year
  warrants to purchase 100,000 shares of common stock
  at $0.01 per share and 100,000 shares of common stock
  at $0.20 per share.                                       196,233     232,545

  Note payable to an outside investor, dated December
  23, 1999,  bearing interest at 16% per annum, due
  January 23, 2000, paid in January, 2000.                       --     100,000

  Note payable to an outside investor, dated December
  13, 1999, bearing interest at 16% per annum, due
  December 31, 1999, paid in January, 2000. The note
  holder was granted a two-year warrant to purchase
  10,000 shares of common stock at $0.01 per share.              --    100,000

  Note payable to an outside investor, dated July 29,
  1999, bearing interest at 16% per annum, due upon
  demand with an option to renew monthly with payment
  of interest, monthly commitment fee of $2,000 and
  beginning in September, 1999 granting upon each
  renewal warrants exercisable within two years to
  purchase 10,000 shares of the Company's stock at
  $0.01 per share, paid January, 2000.                           --     100,000
  2000.

  Note payable to a former employee, dated March 3,
  1998, bearing interest at 14%, payable in monthly
  installments of $1,000, due December 10, 2003.             34,968      36,165

  Note payable to a third party, as settlement of
  suit, dated October 28, 1998, payable in monthly
  installments of $2,000 with a final maturity of            14,000      20,000
  October 1, 2000

  Note payable to a consultant for services, dated
  October 1, 1999, bearing interest at 16% per annum,
  due and paid January 31, 2000. The note holder was
  granted a two-year warrant to purchase 6,150
  shares of common stock at $0.01 per  share.                    --      61,503
                                                          ---------   ---------
        Subtotal to third parties                         2,745,201     923,554
                                                          ---------   ---------

        Total  outstanding, net of unamortized
          discounts                                       2,745,201     981,916
        Less current portion                               (218,700)   (953,151)
                                                         ----------   ---------
        Long-term portion                                $2,526,501   $  28,765
                                                         ==========   =========

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 3. NOTES PAYABLE, (CONTINUED)

On January 25, 2000 (the "Initial Closing"), the Company closed the first stage of a three-stage private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors").

At the Initial Closing, the Investors entered into a Note and Warrant Purchase Agreement with the Company (the "Agreement") pursuant to which the Investors agreed to provide up to $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company (the "Notes"). Pursuant to the Agreement, the Investors have provided an aggregate of $2,500,000 as of March 31, 2000 and an aggregate of $3,750,000 as of May 1, 2000.

The Notes are convertible at any time, at the election of the Investors, into shares of the Company's common stock, on the basis of one share of common stock for each $.125 in principal amount of the Notes outstanding at the time of conversion. The Notes do not accrue interest. The Agreement requires the Company to use its best efforts to create, as soon as practical, a new series of preferred stock designated as Convertible Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), into which the Notes will be convertible. Upon the creation of the Series A Preferred Stock, the Notes automatically convert into such Series A Preferred Stock on the basis of one share for each $.125 in principal amount of Notes outstanding at the time of conversion. Shares of Series A Preferred Stock will be convertible into shares of Common Stock at the initial conversion rate of one share of Common Stock for each share of Series A Preferred Stock converted. As of March 31, 2000 and May 1, 2000, the Notes may be converted, at the election of the Investors, into 20,000,000 and 30,000,000 shares of common stock, respectively.

The parties to the Agreement are currently negotiating an amendment to the Agreement that may eliminate the Company's obligation to create the Series A Preferred Stock and cause the Notes to automatically convert into shares of common stock on the terms described above in certain circumstances. As of the date of this report, such amendment has not been finalized.

Pursuant to the Agreement, at the Initial Closing, the Company issued to the Investors warrants to purchase up to an aggregate of 2,000,000 shares of common stock. On March 31, 2000, the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. On May 1, 2000, the final $1,250,000 was funded by the Investors and the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. All of such warrants are exercisable for a period of 5 years from the date of issuance and have an exercise price of $0.20 per share. The Notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices are below the market price of the common stock at the date of issuance. As a result, the Company recorded $2,500,000 of interest expense during the quarter ended March 31, 2000 in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In May, 2000, the Company will record an additional $1,250,000 of interest expense related to the Notes and associated warrants issued upon receipt of the third stage of financing.

In connection with this private financing, the Investors, the Company and certain shareholders executed a Shareholders' Agreement which requires approval of at least 70% of the Company's Board of Directors for any of the following corporate actions:

          1) Permitting authorization of additional series or classes of shares of any capital stock resulting in dilution greater than 10% when compared to the fully-diluted common stock equivalent position of the Company as of January 25, 2000.
          2) Disposing of all or substantially all of the properties or assets of the Company.
          3) Merging where such transaction involves greater than 20% of the Company's market capitalization.
          4)   Voluntarily dissolving, liquidating or partially liquidating.
          5)   Incurring additional debt in excess of $250,000.
          6)   Incurring any single capital expenditure in excess of $150,000.
          7) Declaring or paying any dividend with respect to any capital stock of the Company.
          8)   Purchasing any capital stock of the Company.
          9) Amending the employment contracts or making material changes to the compensation or severance amounts of certain officers of the Company.
          10) Amending, altering or repealing the Company's Articles of Incorporation or Bylaws.
          11)  Entering into contracts with any affiliate of the Company.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 3. NOTES PAYABLE, (CONTINUED)

Additionally, the Shareholders' Agreement restricts transfers of the Company's common stock and provides the Investors with a right of first refusal for private transfers of shares of the Company's common stock.

During the three months ended March 31, 2000 and 1999, loan origination fees of $0 and $600, respectively, were paid to directors and officers of the Company who granted loans to the Company.

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of no par common stock, of which 89,380,816 and 78,660,189 shares were issued, inclusive of treasury stock, at March 31, 2000 and December 31, 1999, respectively. The Company is also authorized to issue 1,000,000 shares of convertible 12% preferred stock, $1,000 par value, redeemable at par value plus cumulative dividends. At March 31, 2000 and December 31,1999, no convertible preferred stock was issued or outstanding.

ISSUANCES OF COMMON STOCK

PRIVATE PLACEMENTS

During 2000, the Company completed private placements of 2,451,000 shares of unregistered common stock and two-year warrants to purchase a total of 490,200 unregistered shares of common stock at $0.20 per share, at a price of $0.125 per common share yielding proceeds of $306,375. Both the unregistered common shares sold and the shares issuable upon exercise of the warrants contain piggyback registration rights. As of March 31, 2000, 438,200 warrants remain unexercised out of the 490,200 issued.

EXERCISE OF OPTIONS AND WARRANTS

During 2000, the Company issued 8,269,627 shares of common stock upon exercise of options and warrants, yielding proceeds of $1,561,228.

STOCK OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In January 2000, the Company's Board of Directors approved, subject to the stockholders' approval, the MigraTEC, Inc. Long-Term Incentive Plan ("the 2000 Plan"), which provides for the issuance of up to 7,000,000 shares of the Company's common stock in the form of stock options, dividend equivalent rights or restricted share awards to Company directors, officers, employees and consultants.

As of March 31, 2000, certain directors, officers and employees were granted, under the 2000 Plan, options to purchase common stock of the Company, the terms of which are summarized below:

                                                       OPTION PRICE
                                                       ------------
                                       NUMBER     WEIGHTED
    RANGE OF EXERCISE PRICES           GRANTED     AVERAGE        TOTAL
    ------------------------           -------     -------        -----
Granted at Market Value
     Officers and Directors
      $0.75                          1,150,000        0.75     $  862,500
     Employees
      $0.74 to $2.87                   644,800       1.057        681,360
Granted below Market Value
     Officers and Directors
      $0.20 to $0.75                 3,500,000       0.294      1,030,000
     Employees
      $0.75                            240,000        0.75        180,000
                                     ---------     -------     ----------
                                     5,534,800     $ 0.498     $2,753,860
                                     =========     =======     ==========

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS , (CONTINUED)

The Company recorded deferred stock compensation of $2,855,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to income was $447,173 for the three month period ended March 31, 2000.

TOTAL OPTIONS AND WARRANTS OUTSTANDING AT MARCH 31, 2000

At March 31, 2000, the Company had options and warrants for the purchase of common shares as follows:

                      Warrants                                   7,808,253
                      Stock Options:
                        Non-employees                            5,025,281
                        Directors, Officers and Employees       12,053,220
                                                               -----------
                      Total                                     24,886,754
                                                               ===========

NOTE 5. RELATED PARTY TRANSACTIONS

In January and February, 1998, the Company was extended an aggregate of $254,000 of short-term notes by three directors of the Company. The notes had interest rates ranging from 10% to 12% and were convertible into the Company's common stock at $0.20 per share. Warrants to purchase 175,000 shares of the Company's common stock at prices ranging from $0.01 to $0.20 per share were issued to these directors in connection with the notes. During March, 1998, $200,000 of the principal of these notes was converted into 1,000,000 shares of common stock. Accrued interest and the balance of the notes was paid in April, 1998. In March, 1999, the Company issued 75,000 shares of its common stock to two directors as a result of exercise of these warrants. In January, 2000, the remaining 100,000 of these warrants were exercised.

Effective March 25, 1998, the Company reached an agreement with its former principal executive officer, Mr. Richard Dews, regarding his actions as Chairman and CEO, his efforts to sell restricted shares of the Company's common stock and claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, which was finalized on March 31, 1998, (1) the Company acquired from Mr. Dews 9,400,000 shares of its common stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable warrant to purchase up to 600,000 shares of the Company's common stock at $0.25 per share, (4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts he previously loaned to the Company, (5) the Company released Mr. Dews from all claims arising from or relating to his employment or the promissory note from the Company to Mr. Dews, (6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to his employment or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay and (7) pursuant to a promissory note dated March 25, 1998, without stated interest, the Company agreed to pay to Marilyn Johnson the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with the final payment of $250 being due on December 10, 2003. Attorney fees paid by the Company in negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's common stock and (2) $210,523 in cash. One-half of the attorney fees related to this settlement were paid to a director of the Company as compensation for services provided as the Company's legal counsel. In the first quarter of 2000, Mr. Dews exercised his warrant and was issued 600,000 shares of the Company's common stock.

In July, 1998, three directors of the Company were issued warrants to purchase 1,683,250 shares of the Company's common stock at an exercise price of $0.20 per share, with an expiration date of July 1, 2001. These warrants were issued as compensation for placement agent and consulting services related to the Company's private stock offerings in 1998. In February, 2000, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of these warrants.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


NOTE 5. RELATED PARTY TRANSACTIONS, (CONTINUED)

In 1998, pursuant to a private placement, a director purchased 600,000 shares of the Company's common stock at $0.20 per share and was issued warrants to purchase 100,000 shares of common stock at $0.10 per share, exercisable until September, 2001. As of March 31, 2000, none of these warrants have been exercised.

A director was paid $0 and $300 in 2000 and 1999, respectively, as compensation for legal services to the Company. During the first quarter of 2000, the Company has paid a total of $15,000 to four directors as compensation for serving as directors. No fees were paid or payable to directors in 1999.

NOTE 6.  SUBSEQUENT EVENTS

On April 17, 2000, subsequent to over six months of testing of the Company's 32 to 64-bit upgrade technology by Intel Corporation ("Intel"), the Company entered into a Software License Agreement with Intel. Under the terms of the agreement, the Company granted a royalty-free license to use its migration software products to Intel for internal use. The license is perpetual but may be terminated by the Company after 12 months upon 90 days notice. The agreement allows Intel to use the Company's technology at Intel's Application Support Centers to educate independent software vendors on the use and application of the Company's technology. The agreement also requires Intel and the Company to use their best efforts to create and execute a joint marketing plan related to the introduction and dissemination of the Company's technology. The implementation of the joint marketing plan is intended to include website links, training, press releases, industry event participation and testimonials.

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. The lease provides for a monthly base rent of $14,982 with three months of free rent, with the first rental payment due August 1, 2000. The following is a summary of the base rents for the next five years:

                    YEAR          AMOUNT
                    ----          ------
                    2000         $ 74,910
                    2001         $179,784
                    2002         $179,784
                    2003         $104,874
                    2004               --
              Thereafter               --
                                 --------
                                 $539,352
                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        1ST QUARTER ENDED MARCH 31, 2000

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC. AND ITS SUBSIDIARY (COLLECTIVELY REFERRED TO HEREIN AS "MIGRATEC") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION.

RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors affecting MigraTEC's results of operations and variance of results between periods. The following discussion of MigraTEC's financial condition and results of operations should be read along with the financial statements and notes to the financial statements included elsewhere herein.

Management believes that the net loss for the quarter ended March 31, 2000 was primarily due to the Company's focus on development activities which were not revenue producing but which, nevertheless, allowed MigraTEC to complete principal development of its upgraded 32 to 64-bit migration technology as well as enhancement of other automated migration tools.

Management believes that its development activity has positioned MigraTEC for the introduction of its technology into the market during 2000. On April 17, 2000, subsequent to over six months of testing MigraTEC's 32 to 64-bit upgrade technology by Intel, MigraTEC entered into a Software License Agreement with Intel. Under the terms of the agreement, MigraTEC granted a royalty-free license to use its migration software products to Intel for internal use. The license is perpetual but may be terminated by MigraTEC after 12 months upon 90 days notice. The agreement allows Intel to use MigraTEC's technology at Intel's Application Support Centers to educate independent software vendors on the use and application of the technology. The agreement also requires Intel and MigraTEC to use their best efforts to create and execute a joint marketing plan related to the introduction and dissemination of MigraTEC's technology. The implementation of the joint marketing plan is intended to include website links, training, press releases, industry event participation and testimonials.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

For the first quarter ended March 31, 2000, the Company's revenues decreased by approximately 99% to $3,000, as compared to $335,576 for the first quarter ended March 31, 1999. This decrease is attributable to the Company shifting its strategic focus from selling Y2K products to development of its new technology.

OPERATING EXPENSES

The Company's total operating expenses increased by approximately 80% to $1,646,630 during the first quarter of 2000, as compared to $914,146 for the first quarter of 1999.

The majority of the Company's operating expenses are related to compensation costs. The Company's operating expenses were significantly higher in the first quarter of 2000 as compared to the first quarter of 1999 because the Company employed 38 individuals during the first quarter of 2000, as compared to 27 individuals in the first quarter of 1999.

Costs of revenues during the first quarter of 2000 were $0, as compared to $31,251 in 1999. The Company did not earn any revenues in the first quarter of 2000 which had associated costs. This was the result of the Company's change in focus from selling and servicing its Y2K product to developing its migration technology.

Selling and marketing expenses decreased approximately 64% to $66,125 during the first quarter of 2000, as compared to $182,844 for the first quarter of 1999. This decrease is a result of the Company's change in focus from selling and servicing its Y2K product to developing its migration technology.

Research and development expenses increased approximately 36% to $505,044 during the first quarter of 2000, as compared to $370,859 for the first quarter of 1999. This was the result of the Company's change in focus from selling and servicing its Y2K product to developing its migration technology.

General and administrative expenses increased 227% to $1,075,461 during the first quarter of 2000, as compared to $329,192 for the first quarter of 1999. This increase was due generally to the following: (i) replacement of the chief financial officer in the first quarter of 2000, (ii) director fees of $15,000 were paid (none were paid in the first quarter of 1999) and (iii) accounting and legal fees increased approximately $179,000 in the first quarter of 2000 as compared to the first quarter of 1999. In the first quarter of 2000, the Company issued options to purchase an aggregate of 3,740,000 shares of common stock to directors, officers and employees with exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value at the date of grant was deferred and will be amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first quarter of 2000 was $447,173. In the first quarter of 1999, the Company did not issue any stock options to directors, officers or employees which were exercisable at per share prices below fair market value at the date of grant, and the Company did not have any deferred compensation expense from previous grants.


INTEREST AND FINANCING EXPENSE

The Company's interest and financing expense increased by approximately 1,166% to $2,587,471 during the first quarter of 2000, as compared to $204,409 for the first quarter of 1999. The two components of this expense are interest expense and financing fees. Interest expense increased 4,376% to $2,556,456 during the first quarter of 2000, as compared to $57,116 for the first quarter of 1999. For the first quarter of 2000, the Company recorded $2,500,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. Financing fees decreased 79% to $31,015 during the first quarter of 2000, as compared to $147,293 for the first quarter of 1999. Financing fees in the first quarter of 1999 represent the amortized portion of fees paid in connection with issuance of debt in prior years. This debt was converted into common stock of the Company in 1999.

OTHER INCOME AND EXPENSE

Other income in the first quarter of 2000 increased to $6,011 as compared to $171 in the first quarter of 1999. In 2000, the Company was able to invest in short-term interest bearing investments using funds from the private placement funding of $2,500,000 in the first quarter of 2000.

PROVISION FOR INCOME TAXES

As a result of operating losses for 2000 and 1999, the Company has not had a federal income tax obligation. No tax benefit has been recorded due to the uncertainty that the Company will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2014.

NET LOSS

For the first quarter ended March 31, 2000, the Company incurred a net loss of $4,225,090 or $0.0563 per share, as compared with a net loss of $782,808 or $0.0173 per share for the first quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $945,336 for the first quarter of 2000 and $554,234 for the first quarter of 1999, which resulted from the operating loss, decreased by net changes in assets and liabilities and non-cash expenses and income of $3,279,754 for the first quarter of 2000 and $228,574 for the first quarter of 1999.

At March 31, 2000, the Company had working capital of $1,685,353, as compared to a working capital deficit of $1,394,471 at December 31, 1999.

At March 31, 2000, the Company had cash of $2,598,928 and no outstanding accounts receivable.

At March 31, 2000, the Company's outstanding debt obligations included (i) $2,500,000 in convertible debt held by two outside investors, (ii) $196,233 in notes payable from outside investors and (iii) $48,968 in other notes payable relating to settlements with a vendor and a former employee.

In the first quarter of 2000, the Company received proceeds of $3,618,073 from financing activities. The Company received $1,867,603 in connection with the issuance of common stock and $2,500,000 in proceeds from convertible debt from two investors. The cash proceeds were offset by $749,530 expended for the repayment of principal of short-term loans from various investors, directors, an officer and obligations under a capital lease.

The Company had substantial operating losses during the first quarter of 2000 and the prior three years. The Company began active operations in January, 1991, and while the Company has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the first quarter of 2000, the Company incurred a net loss of $4,225,090, and for the years ended December 31, 1999, 1998, and 1997, the Company incurred net losses of $4,184,078, $3,458,075 and $2,517,606, respectively. At March 31, 2000 and
December 31, 1999, the Company had accumulated deficits of $15,863,277 and $11,638,187, respectively.

In January, 2000 the Company entered into a private placement agreement that has provided it with $2,500,000 as of

March 31, 2000. As of May 1, 2000, the Company has received an aggregate of $3,750,000, the maximum funding under this agreement. Management believes that the proceeds from this private placement and anticipated operating revenues will meet working capital requirements for 2000. If operating revenues fall short of management's projections, management anticipates seeking additional funds. Results of operations in the future will be influenced by numerous factors including, but not limited to:

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are intended to be covered by the safe harbors created by such provisions. All statements, other than statements of historical fact, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of MigraTEC.

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

     o MigraTEC may not be able to successfully develop and/or protect its technology

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for unpaid business and personal property taxes related to 1996 (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for the plaintiff in the amount of $90,056.45, which includes interest and court costs.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the shareholders' agreement between MigraTEC and certain of its shareholders, dated as of January 25, 2000, MigraTEC may not declare or pay dividends, or make any distribution with respect to, its capital stock without the approval of 70% of its board of directors.

MigraTEC's agreement with MJ Capital Partners, III, L.P., dated as of November 16, 1998, restricts the Company's ability to declare or pay any dividends with respect to its common stock as long as any obligation under such agreement remains outstanding. MigraTEC is currently making monthly payments of principal and interest under the agreement, which is scheduled to be paid in full by December 31, 2000 under the current payment terms.

During the three months ended March 31, 2000, MigraTEC sold its unregistered securities in the transactions described below. Unless stated otherwise below, for each such transaction, exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by MigraTEC under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and under comparable limited offering exemptions under state securities laws, as a transaction by an issuer which does not involve a public offering.

During January, 2000, MigraTEC issued an aggregate of 2,451,000 shares of its common stock to thirteen investors at a price of $0.125 per share. In connection with this investment, such investors were issued two-year warrants to purchase an aggregate of 490,200 shares of MigraTEC's common stock at a price of $0.20 per share. Upon the exercise of such warrants, MigraTEC issued 52,000 shares of its common stock during the first quarter of 2000.

During the first quarter of 2000, MigraTEC issued an aggregate of 1,995,789 shares of its common stock at an average price of $0.198 per share upon the exercise of stock options by an aggregate of 24 employees, officers and directors.

During the first quarter of 2000, MigraTEC issued an aggregate of 2,603,588 shares of its common stock to 26 investors pursuant to the exercise of warrants at $.20 per share issued in connection with previous loans made to the Company.

During the first quarter of 2000, MigraTEC issued an aggregate of 1,662,000 shares of its common stock to six investors at a price of $.20 per share pursuant to the exercise of warrants issued in 1998 as compensation for services provided to MigraTEC.

During the first quarter of 2000, MigraTEC issued an aggregate of 850,000 shares of its common stock to three investors at a price of $.10 per share upon the exercise of warrants issued in connection with a private offering by the Company in the third quarter of 1998.

During the first quarter of 2000, MigraTEC issued an aggregate of 84,000 shares of its common stock to seven investors at a price of $.20 per share upon the exercise of warrants issued in connection with a private offering by the Company in the first quarter of 1999.

During the first quarter of 2000, MigraTEC issued an aggregate of 86,000 shares of its common stock to six investors at a price of $.20 per share upon the exercise of warrants issued in connection with a private offering by the Company in the third quarter of 1999.

During the first quarter of 2000, MigraTEC issued an aggregate of 39,600 shares of its common stock to three investors at a price of $.20 per share upon the exercise of warrants issued in connection with a private offering by the Company in the fourth quarter of 1999.

During the first quarter of 2000, MigraTEC issued an aggregate of 177,000 shares of its common stock to five investors at prices ranging from $.01 to $.50 per share upon the exercise of warrants issued in connection with consulting agreements.

During the first quarter of 2000, MigraTEC issued an aggregate of 119,650 shares of its common stock to three investors at a price of $.01 per share upon the exercise of warrants issued in connection with loans made to the Company.

During the first quarter of 2000, MigraTEC issued an aggregate of 600,000 shares of its common stock to its former principal executive officer at a price of $.25 per share upon the exercise of warrants issued in connection with an agreement reached in March, 1998 with this individual.

During the first quarter of 2000, pursuant to Regulation D of the Securities Act, MigraTEC issued convertible secured promissory notes in the aggregate principal amount of $2,500,000 in a private financing agreement with MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors"). The notes do not accrue interest and are convertible at any time, at the election of the Investors, into shares of MigraTEC's common stock, on the basis of one share of common stock for each $.125 in principal amount of the notes outstanding at the time of conversion. The agreement requires MigraTEC to use its best efforts to create, as soon as practical, a new series of preferred stock designated as Convertible Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), into which the notes will be convertible. Upon the creation of the Series A Preferred Stock, the notes automatically convert into such Series A Preferred Stock on the basis of one share for each $.125 in principal amount of notes outstanding at the time of conversion. Shares of Series A Preferred Stock will be convertible into shares of common stock at the initial conversion rate of one share of common stock for each share of Series A Preferred Stock converted. As of March 31, 2000 the notes were convertible into 20,000,000 shares of MigraTEC's common stock. In connection with this transaction, as of March 31, 2000, the Investors were also issued warrants to purchase up to an aggregate of 4,000,000 shares of MigraTEC's common stock at $0.20 per share, exercisable for a period of five years from the date of issuance.

The parties to this transaction are currently negotiating an amendment to their financing agreement that may eliminate MigraTEC's obligation to create the Series A Preferred Stock and cause the notes to automatically convert into shares of common stock on the terms described above in certain circumstances. As of the date of this report, such amendment has not been finalized.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be furnished pursuant to this Item 6(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is hereby incorporated herein by reference.

On March 10, 2000, MigraTEC filed a report on Form 8-K relating to the initial closing of a $3,750,000 three-stage private financing to the Company, the replacement of two members of its board of directors and the hiring of a new chief financial officer.

On March 20, 2000, MigraTEC filed a report on Form 8-K reporting a change of its independent accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of May, 2000.


                                 MIGRATEC, INC.


                                 By: /s/ W. Curtis Overstreet
                                    --------------------------------------------
                                     W. Curtis Overstreet
                                     Chief Executive Officer and President

                                 By: /s/ T. Ulrich Brechbuhl
                                    --------------------------------------------
                                     T. Ulrich Brechbuhl
                                     Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT NUMBER                         DESCRIPTION OF DOCUMENT
  --------------                ------------------------------------------
       3.1                      Articles of Incorporation, as amended (1)

       3.2                      Bylaws (1)

       4.1                      Form of Common Stock Certificate (1)

       4.2                      Form of Warrant to MT Partners, L.P. and Mercury
                                Fund No. 1, Ltd. (2)

       10.1 Commercial Lease Agreement between the Company and TDC Dallas Partners No. 2, Ltd. dated April
                                7, 1997 (1)

       10.2                     Employment Agreement between the Company and W.
                                Curtis Overstreet dated April 10, 1997 (1)

       10.3                     Employment Agreement between the Company and
                                Joseph B. Meredith dated June 1, 1997 (1)

       10.4                     Employment Agreement between the Company and
                                Rick J. Johnson dated July 1, 1997 (1)

       10.5                     Agreement between the Company and Electronic
                                Data Systems Corporation dated as of September
                                1, 1998 (1)

       10.6                     MigraTEC, Inc. Long-Term Incentive Plan (2)

       10.7 Form of Incentive Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term
                                Incentive Plan (2)

       10.8 Form of Non-Qualified Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term
                                Incentive Plan (2)

       10.9                     Warrant Agreement between MigraTEC, Inc. and MT
                                Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (2)

       10.10 $1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to MT Partners, L.P., dated as of January 25, 2000 (2)

       10.11 $1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (2)

       10.12                    Security Agreement between MigraTEC, Inc. and MT
                                Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (2)

       10.13                    Shareholders' Agreement between MigraTEC, Inc.
                                and certain shareholders, dated as of January
                                25, 2000 (2)

       10.14                    Registration Rights Agreement between MigraTEC,
                                Inc. and certain shareholders, dated as of January 25, 2000 (2)

       10.15                    Form of Director Indemnification Agreement
                                between MigraTEC, Inc. and Kevin C. Howe and
                                Drew R. Johnson, dated as of January 25, 2000
                                (2)

       10.16                    Office Lease Agreement between MigraTEC, Inc.
                                and Charter Crown Plaza Partners, L.P., dated as of April 12, 2000. (2)

       11.1                     Statement re: Computations of Net Loss per Share
                                (3)

       21.1                     Subsidiary of MigraTEC, Inc. (2)

       27.1                     Financial Data Schedule (3)

----------------------

(1) Incorporated by reference from Post-Effective Amendment No. 1 to MigraTEC's Registration Statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(2) Incorporated by reference from the report on Form 10-KSB filed by MigraTEC on April 14, 2000.

(3)  Filed herewith.