Form 10QSB
period 2000-06-30
MIGRATEC INC
filed 2000-08-10
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2000

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

                      Common Stock, No Par Value Per Share

           Transitional Small Business Disclosure Format (Check One):
                                 Yes     No  X
                                    ----   ----

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                             PAGE

                  Consolidated Condensed Balance Sheets at June 30, 2000 (unaudited),
                   and December 31, 1999                                                                    3

                  Consolidated Condensed Statements of Operations for the three months and six
                   months ended June 30, 2000 and 1999 (unaudited)                                          4

                  Consolidated Condensed Statements of Cash Flows for the six months
                   ended  June 30, 2000 and 1999 (unaudited)                                                5

                  Notes to Consolidated Condensed Financial Statements (unaudited)                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  Results of Operations:
                           Comparison of the three months ended June 30, 2000 and 1999                     15
                           Comparison of the six months ended June 30, 2000 and 1999                       17
                  Liquidity and Capital Resources                                                          18


                           PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings                                                                        20

ITEM 2.           Changes in Securities and Use of Proceeds                                                20

ITEM 3.           Defaults Upon Senior Securities                                                          21

ITEM 4.           Submission of Matters to a Vote of Security Holders                                      21

ITEM 5.           Other Information                                                                        22

ITEM 6.           Exhibits and Reports on Form 8-K                                                         22


SIGNATURES

                          MIGRATEC, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      JUNE 30, 2000    DECEMBER 31, 1999
                                                                      -------------    -----------------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash                                                             $  2,262,345       $      1,417
     Accounts receivable - billed                                          100,000            160,700
     Other current assets                                                  175,929             28,216
                                                                      ------------       ------------
         Total current assets                                            2,538,274            190,333


PROPERTY AND EQUIPMENT, NET                                                158,176             73,365

OTHER ASSETS
     Deferred financing costs                                                 --               30,000
     Capitalized software cost, net of amortization of $52,500
         and $37,500, 2000 and 1999, respectively                           37,500             52,500
     Other assets                                                            7,756             21,548
                                                                      ------------       ------------
         Total other assets                                                 45,256            104,048
                                                                      ------------       ------------
         TOTAL ASSETS                                                 $  2,741,706       $    367,746
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Notes payable, net of  unamortized discount of $0 and
         $20,797 in 2000 and 1999, respectively                       $    154,224       $    953,151
     Accounts payable                                                      384,273            449,750
     Accrued expenses                                                      262,767            158,590
     Deferred income                                                       106,000             12,000
     Obligation under capital lease                                            945             11,313
                                                                      ------------       ------------
         Total current liabilities                                         908,209          1,584,804

LONG-TERM LIABILITIES
     Long-term portion of notes payable                                  3,774,368             28,765
     Long-term portion of obligation under capital lease                     4,842               --
                                                                      ------------       ------------
         Total long-term liabilities                                     3,779,210             28,765
                                                                      ------------       ------------
         TOTAL LIABILITIES                                               4,687,419          1,613,569

MINORITY INTEREST                                                           (3,752)            (3,752)

COMMITMENTS AND CONTINGENCIES

     Redeemable convertible 12% preferred stock; $1,000 par
     value;
         1,000,000 shares authorized; redeemable at par value
         plus cumulative dividends; none issued or outstanding                  --                 --

STOCKHOLDERS' DEFICIT
     Common stock; no par value; 200,000,000 shares authorized;
         90,241,563 and 78,660,189 shares issued at June 30,
         2000 and December 31, 1999, respectively                       11,956,807          9,912,535
     Additional paid-in capital                                          8,867,487          2,261,472
     Treasury stock, at cost (9,864,449 shares in 2000 and 1999)        (1,777,891)        (1,777,891)
     Deferred stock compensation                                        (2,150,104)              --
     Accumulated deficit                                               (18,838,260)       (11,638,187)
                                                                      ------------       ------------
         Total stockholders' deficit                                    (1,941,961)        (1,242,071)
                                                                      ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  2,741,706       $    367,746
                                                                      ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------           -------------------------
                                                       2000              1999               2000                1999
                                                       ----              ----               ----                ----

REVENUES
      Software licenses                            $       --         $       --         $       --         $    264,396
      Consulting services                                  --              134,649               --              205,829
      Software maintenance fees                           3,000               --                6,000               --
                                                   ------------       ------------       ------------       ------------
          TOTAL REVENUES                                  3,000            134,649              6,000            470,225
                                                   ------------       ------------       ------------       ------------

COSTS AND EXPENSES
      Cost of revenues                                     --               56,708               --               87,959
      Selling and marketing                             236,633             62,848            302,758            245,692
      Research and development                          645,937            366,406          1,150,981            737,265
      General and administrative                        864,155            389,686          1,939,616            718,878
                                                   ------------       ------------       ------------       ------------
          TOTAL COSTS AND EXPENSES                    1,746,725            875,648          3,393,355          1,789,794
                                                   ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                 (1,743,725)          (740,999)        (3,387,355)        (1,319,569)

    Interest and financing expense                   (1,259,191)           (80,970)        (3,846,662)          (285,379)
    Other income (expense), net                          27,933               --               33,944                171
                                                   ------------       ------------       ------------       ------------
             NET LOSS                              $ (2,974,983)      $   (821,969)      $ (7,200,073)      $ (1,604,777)
                                                   ============       ============       ============       ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)      $     (0.037)      $     (0.017)      $     (0.093)      $     (0.034)
                                                   ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES AND
        COMMON EQUIVALENTS ISSUED AND
        OUTSTANDING (BASIC AND DILUTED)              79,922,566         48,838,776         77,394,364         47,050,875
                                                   ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------------
                                                                                      2000              1999
                                                                                 ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (7,200,073)     $ (1,604,777)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                 86,486            67,200
         Deferred stock compensation                                                  704,896              --
         Interest expense associated with beneficial conversion feature of
         convertible debt                                                           3,750,000              --
         Financing fees                                                                  --              33,794
         Warrants issued  for  financing fees                                           1,015           131,300
         Amortization of discount on notes payable                                     20,797            25,359
         Change in assets and liabilities:
             (Increase) decrease in accounts receivable - billed                       60,700           159,277
             (Increase) decrease in accounts receivable - unbilled                       --             (14,180)
             (Increase) decrease in deferred financing costs                           30,000              --
             (Increase) decrease in other current assets                             (155,214)           (8,395)
             (Increase) decrease in other assets                                       13,792              --
             Increase (decrease) in accounts payable                                  (65,477)           40,047
             Increase (decrease) in accrued expenses                                  104,177            69,529
             Increase (decrease) in deferred income                                    94,000              --
                                                                                 ------------      ------------
             Total adjustments                                                      4,645,172           503,931
                                                                                 ------------      ------------
             Net cash used by operating activities                                 (2,554,901)       (1,100,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (160,579)           (3,693)
     Retirement of property and equipment                                              11,783              --
                                                                                 ------------      ------------
     Net cash provided by (used in) in investing activities                          (148,796)           (3,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                    3,750,000           417,500
     Proceeds from issuance of common stock                                         2,044,272           750,849
     Payments under obligations of capital lease                                       (5,526)          (14,800)
     Proceeds from (repayment of) shareholder advances                                   --             (30,000)
     Repayment of notes payable                                                      (824,121)          (32,562)
                                                                                 ------------      ------------
     Net cash provided by financing activities                                      4,964,625         1,090,987
                                                                                 ------------      ------------
     Net increase (decrease) in cash                                                2,260,928           (13,552)

CASH -- BEGINNING                                                                       1,417            17,389
                                                                                 ------------      ------------
CASH -- ENDING                                                                   $  2,262,345      $      3,837
                                                                                 ============      ============


SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                               $     89,183      $     83,870
                                                                                 ============      ============
     Income taxes paid                                                           $       --        $       --
                                                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc. (the "Company"), a Florida corporation, is a developer and provider of software technology that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating and hardware systems.

During 1999, the Company redirected its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32 bit to 64 bit operating systems and associated hardware. The majority of the Company's efforts in 1999 were related to research and development activities.

The Company intends to license, on a line of code basis, its software solutions to "end users" for their own internal migration projects, and to systems integrators and large services providers to perform outsourced projects for their own customers. Additionally, the Company may provide migration services and consulting to certain customers.

The Company is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("One Up, Ltd."), incorporated under the laws of the Province of Ontario, Canada. One Up, Ltd. ceased its operations in 1997. At December 31, 1999, a reserve was provided for all of the assets of One Up, Ltd. in the amount of $36,808, which the Company does not expect to be realizable. Liabilities of One Up, Ltd. of $45,736 will remain until the obligations are resolved.

The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Deferred financing costs relate to costs incurred in the placement of the Company's debt and are amortized using the effective interest method over the term of the related debt.

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life, which has been estimated to be 3 years. Amortization expense in 2000 and 1999 was $15,000 and $0, respectively.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at June 30, 2000 and December 31, 1999.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less when purchased.

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

The effect of stock options and warrants that aggregated 26,029,708 and 24,416,355 shares as of June 30, 2000 and 1999, respectively, would be anti-dilutive due to the Company's losses in 2000 and 1999 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 3 are converted, an additional 30,000,000 shares of the Company's common stock would be outstanding.

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could vary from estimates used.

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

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair market value of the options using the Black-Scholes option pricing model.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was adopted by the Company as of January 1, 1998. The new rules require the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss, stockholders' deficit, or the Company's disclosures.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. It is effective not later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material effect on the Company's results of operations or financial condition.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior year to conform to the current classification.


NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $4,184,078 and used operating cash of $2,339,753 for the year ended December 31, 1999. In addition, at December 31, 1999, the Company's current liabilities exceeded current assets by $1,394,471. In the six months ended June 30, 2000, the Company incurred a loss of $7,200,073 and used operating cash of $2,554,901. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the market for software migration services and related products. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

During 1999, the Company actively sought a large investor to assist in funding the Company's working capital requirements. In January, 2000 the Company entered into a private placement agreement that has provided the Company $3,750,000 (See
Note 3). Management believes that the proceeds of this private placement and anticipated operating revenues will meet working capital requirements into the fourth quarter of 2000. The Company plans to raise additional capital to fund expanded development efforts and continued operations. To the extent that management's revenue projections are not met, the raising of additional capital may be accelerated. The Company anticipates that in 2001, its efforts to build relationships with industry leaders will lead to revenues sufficient to return the Company to profitability. However, there can be no assurance that the Company will successfully penetrate the market for software migration services or that additional funds will be received.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 3. NOTES PAYABLE

Notes payable include the following:

                                                                                        6/30/00                 12/31/99
                                                                                        -------                 --------
                                                                                      (UNAUDITED)

Notes payable to an officer, dated November 12 and 15, 1999, bearing interest at
10% per annum, due upon demand, paid January 2000. Pursuant to a short-term convertible loan and services agreement, the note holder was granted a two-year warrant to purchase 3,500 shares of common stock at
$0.01 per share in 1999 and an additional 3,500 shares in 2000.                       $        --             $   35,000

Note payable to a director of the Company, net of unamortized discount of
$1,638, bearing interest at 10% per annum, due and paid in February 2000. The note holder was granted a two-year warrant to purchase 50,000 shares of common
stock at $0.01 per share.                                                                      --                 23,362
                                                                                      -----------             ----------
      Subtotal notes payable to related parties                                                --                 58,362
                                                                                      -----------             ----------

Convertible note payable to an investor, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets
owned or thereafter  acquired, subject to collateral rights of notes                    1,775,000                     --
dated December 4 and 28, 1998.  More fully described below.

Convertible note payable to an investor, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets
owned or thereafter  acquired, subject to collateral rights of notes                    1,975,000                     --
dated December 4 and 28, 1998.  More fully described below.

Various one-year notes payable, net of unamortized discount of $19,159, bearing interest at 10% per annum, due in February and March 2000, paid in February
2000. Note holders were granted two-year warrants to purchase an
aggregate of 585,000 shares of common stock at $0.01 per share.                                --                273,341

Notes payable to an investor, dated December 4 and December 28, 1998, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000. In connection with the modification, the note holder was granted two-year warrants to purchase 100,000 shares of common stock at $0.01 per share and 100,000
shares of common stock at $0.20 per share.                                                140,100                232,545

Note payable to an investor, dated December 23, 1999,  bearing
interest at 16% per annum, due January 23, 2000, paid in January 2000.                         --                100,000

Note payable to an investor, dated December 13, 1999, bearing interest at 16% per annum, due December 31, 1999, paid in January 2000. The note holder was granted a two-year warrant to purchase 10,000 shares of common stock at
$0.01 per share.                                                                               --                100,000

Note payable to an investor, dated July 29, 1999, bearing interest at
16% per annum, due upon demand with an option to renew monthly with payment of interest, monthly commitment fee of $2,000 and beginning in September, 1999 granting upon each renewal warrants exercisable within two years to purchase
10,000 shares of the Company's stock at $0.01 per share, paid January 2000.                    --                100,000

Note payable to a former employee, dated March 3, 1998, bearing interest
at 14%, payable in monthly installments of $1,000, due December 10, 2003.                  32,492                 36,165

Note payable to a third party, as settlement of suit, dated October 28,
1998, payable in monthly installments of $2,000 with a final maturity of
October 1, 2000                                                                             6,000                 20,000

Note payable to a consultant for services, dated October 1, 1999, bearing interest at 16% per annum, due and paid January 31, 2000. The note holder was granted a two-year warrant to purchase 6,150 shares of common stock at
$0.01 per share.                                                                               --                 61,503
                                                                                      -----------             ----------
             Subtotal to third parties                                                  3,928,592                923,554
                                                                                      -----------             ----------

             Total  outstanding, net of unamortized discounts                           3,928,592                981,916
             Less current portion                                                        (154,224)              (953,151)
                                                                                      -----------             ----------
             Long-term portion                                                        $ 3,774,368             $   28,765
                                                                                      ===========             ==========

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 3. NOTES PAYABLE (CONTINUED)

On January 25, 2000, the Company closed the first stage of a three-stage private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors").

The Investors entered into a Note and Warrant Purchase Agreement with the Company (the "Agreement") pursuant to which the Investors agreed to provide up to $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company. The Investors have provided the maximum amount of funding under the Agreement, which aggregates $3,750,000.

The notes are convertible at any time, at the election of the Investors, into shares of the Company's common stock, on the basis of one share of common stock for each $.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest.

Effective June 1, 2000, the Agreement was modified to eliminate the Company's obligation to create a new series of convertible preferred stock. The notes have been modified to automatically convert into shares of common stock on the terms described above, upon the earlier of either:

o The closing of a sale of the Company's common stock, preferred stock or issuance of debt with equity features in one or more transactions in which the Company receives aggregate proceeds of at least $5,000,000; or

o The first trading day following a period of 90 consecutive trading days, during which the closing sale price of the Company's common stock has been in excess of $1.25, such 90 day period to begin after June 1, 2000.

Notwithstanding those events, automatic conversion of the notes shall not occur prior to the effective date of a registration statement for the underlying shares of the Company's common stock to be filed by the Company in accordance with a registration rights agreement between the Company and the Investors.

At the initial closing, the Company issued to the Investors warrants to purchase up to an aggregate of 2,000,000 shares of common stock. On March 31, 2000, the second $1,250,000 was funded by the Investors and the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. On May 1, 2000, the final $1,250,000 was funded by the Investors and the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. All of such warrants are exercisable for a period of 5 years from the date of issuance and have an exercise price of $0.20 per share. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices are below the market price of the common stock at the date of issuance. As a result, the Company recorded $2,500,000 of interest expense during the quarter ended March 31, 2000 in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In May 2000, the Company recorded an additional $1,250,000 of interest expense related to the notes and associated warrants issued upon receipt of the third stage of financing.

In connection with this private financing, the Investors, the Company and certain shareholders executed a Shareholders' Agreement which requires approval of at least 70% of the Company's Board of Directors for any of the following corporate actions:

     1) permitting authorization of additional series or classes of shares of any capital stock resulting in dilution greater than 10% when compared to the fully diluted common stock equivalent position of the Company as of January 25, 2000;

     2) disposing of all or substantially all of the properties or assets of the Company;

     3) merging where such transaction involves greater than 20% of the Company's market capitalization;

     4) voluntarily dissolving, liquidating or partially liquidating the Company;

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 3. NOTES PAYABLE (CONTINUED)

     5)  incurring additional debt in excess of $250,000;

     6)  incurring any single capital expenditure in excess of $150,000;

     7) declaring or paying any dividend with respect to any capital stock of the Company;

     8)  purchasing any capital stock of the Company;

     9) amending the employment contracts or making material changes to the compensation or severance amounts of certain officers of the Company;

     10) amending, altering or repealing the Company's Articles of Incorporation or Bylaws; or

     11) entering into contracts with any affiliate of the Company.

Additionally, the Shareholders' Agreement restricts transfers of the Company's common stock and provides the Investors with a right of first refusal for private transfers of shares of the Company's common stock.

During the six months ended June 30, 2000 and 1999, loan origination fees of $0 and $600, respectively, were paid to directors and officers of the Company who granted loans to the Company.


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of no par common stock, of which 90,241,563 and 78,660,189 shares were issued, inclusive of treasury stock, at June 30, 2000 and December 31, 1999, respectively. The Company is also authorized to issue 1,000,000 shares of convertible 12% preferred stock, $1,000 par value, redeemable at par value plus cumulative dividends. At June 30, 2000 and 1999, no convertible preferred stock was issued or outstanding.

On June 23, 2000, the Company's Annual Shareholders' meeting was held. The stockholders approved reincorporation in Delaware and the creation of blank check preferred stock. Upon reincorporation in Delaware, the Company's Board of Directors will be authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion without further stockholder approval.

ISSUANCES OF COMMON STOCK

PRIVATE PLACEMENTS

During the first quarter of 2000, the Company completed private placements of 2,451,000 shares of unregistered common stock at a price of $0.125 per share and two-year warrants to purchase a total of 490,200 unregistered shares of common stock at $0.20 per share, yielding proceeds of $306,375. Both the unregistered common shares sold and the shares issuable upon exercise of the warrants contain piggyback registration rights. As of June 30, 2000, warrants to purchase 438,200 shares of common stock remain unexercised out of the 490,200 issued.

EXERCISE OF OPTIONS AND WARRANTS

During the first and second quarters of 2000, the Company has issued 9,130,374 shares of common stock upon exercise of options and warrants yielding proceeds of $1,737,897.

STOCK OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In January 2000, the Company's Board of Directors approved, subject to the stockholders' approval, the MigraTEC, Inc. Long-Term Incentive Plan ("the 2000 Plan"), which provides for the issuance of up to 7,000,000 shares of the Company's common stock in the form of stock options, dividend equivalent rights or restricted share awards to Company directors, officers, employees and consultants. The 2000 Plan was approved at the Company's Annual Shareholders' Meeting held June 23, 2000.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (CONTINUED)

As of June 30, 2000, certain directors, officers and employees have been granted options to purchase common stock of the Company pursuant to the 2000 Plan. The terms of such grants are summarized below:


                                                                                       OPTION PRICE
                                                                                       ------------
                                                                  NUMBER           WEIGHTED
                              RANGE OF EXERCISE PRICES            GRANTED           AVERAGE         TOTAL
                              ------------------------            -------          --------         -----

                          Granted at market value
                               Officers and Directors
                                $0.75                            1,150,000              0.75       $ 862,500
                               Employees
                                $0.74 to $2.87                     800,800             1.198         959,614
                          Granted below market value
                               Officers and Directors
                                $0.20 to $0.75                   3,500,000             0.294       1,030,000
                               Employees
                                $0.75                              240,000              0.75         180,000
                                                               -----------           -------     -----------
                                                                 5,690,800           $ 0.533     $ 3,032,114
                                                               ===========           =======     ===========

The Company recorded deferred stock compensation of $2,855,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to income was $704,896 for the six month period ended June 30, 2000.

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At June 30, 2000, the Company had outstanding options and warrants for the purchase of common shares as follows:

                Warrants                                       8,991,466
                Stock Options:
                  Non-employees                                5,025,281
                  Directors, Officers and Employees           12,012,961
                                                             -----------
                TOTAL                                         26,029,708
                                                             ===========

In August 1999, the Company entered into a Stock Option Agreement with EAI Partners, Inc. ("EAI") which requires the Company to file a registration statement covering the option shares no later than August 31, 2000. In the event the Company fails to file a registration statement by August 31, 2000, EAI will be entitled to an option to acquire an additional 600,000 shares at the greater of $0.50 or 50% of the closing price for the five days preceding exercise, expiring September 1, 2001.


NOTE 5. RELATED PARTY TRANSACTIONS

In January and February 1998, the Company received an aggregate of $254,000 from the issuance of short-term notes to three directors of the Company. The notes had interest rates ranging from 10% to 12% and were convertible into the Company's common stock at $0.20 per share. Warrants to purchase 175,000 shares of the Company's common stock at prices ranging from $0.01 to $0.20 per share were issued to these directors in connection with the notes. During March 1998, $200,000 of the principal of these notes was converted into 1,000,000 shares of common stock. Accrued interest and the balance of the notes was paid in April 1998. In March 1999, the Company issued 75,000 shares of its common stock to two directors as a result of exercise of these warrants. In January 2000, 100,000 shares of common stock were issued upon the exercise of the remaining warrants.

Effective March 25, 1998, the Company entered into an agreement with its former principal executive officer, Mr. Richard Dews, in settlement of certain claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement,

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

(1) the Company acquired from Mr. Dews 9,400,000 shares of its common stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable warrant to purchase up to 600,000 shares of the Company's common stock at $0.25 per share, (4) the Company paid to Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts he previously loaned to the Company, (5) the Company released Mr. Dews from all claims arising from or relating to his employment or the promissory note from the Company to Mr. Dews, (6) Mr. Dews released the Company from all claims, estimated by Mr. Dews to total approximately $640,000, arising from or relating to his employment or the promissory note from the Company to Mr. Dews, including back wages relating to accrued but unused vacation pay, and (7) pursuant to a promissory note dated March 25, 1998, without stated interest, the Company agreed to pay to Marilyn Johnson the amount of $68,250 in installments of $1,000 for 68 months on the tenth of each month beginning April 10, 1998, with the final payment of $250 being due on December 10, 2003. Attorney fees paid by the Company in negotiating the settlement with Mr. Dews were comprised of (1) the transfer of 390,454 shares of the Company's common stock and (2) $210,523 in cash. One-half of the attorney fees related to this settlement were paid to a director of the Company as compensation for his legal services to the Company. In the first quarter of 2000, Mr. Dews exercised his warrant and was issued 600,000 shares of the Company's common stock.

In July 1998, three directors of the Company were issued warrants to purchase 1,683,250 shares of the Company's common stock at an exercise price of $0.20 per share, with an expiration date of July 1, 2001. These warrants were issued as compensation for services related to the Company's private stock offerings in 1998. In February 2000 and May 2000, the Company issued 1,000,000 and 300,000, respectively, shares of its common stock pursuant to the exercise of these warrants.

In 1998, pursuant to a private placement, a director purchased 600,000 shares of the Company's common stock at $0.20 per share and was issued warrants to purchase 100,000 shares of common stock at $0.10 per share, exercisable until September 2001. As of June 30, 2000, none of these warrants have been exercised.

A director was paid $0 and $300 in 2000 and 1999, respectively, as compensation for legal services to the Company. During the first six months of 2000, four directors of the Company have earned an aggregate of $37,500 as compensation for serving as directors. No fees were paid or payable to directors in 1999.


NOTE 6.  COMMITMENTS

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. The lease provides for a monthly base rent of $14,982 with three months of free rent, with the first rental payment due August 1, 2000. The following is a summary of the base rents for the next five years:

                   YEAR               AMOUNT
                   ----               ------

                     2000           $  74,910
                     2001             179,784
                     2002             179,784
                     2003             104,874
                     2004                  --
               Thereafter                  --
                                    ---------
                                    $ 539,352
                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         2ND QUARTER ENDED JUNE 30, 2000

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC INC. AND OUR SUBSIDIARY (COLLECTIVELY REFERRED TO HEREIN AS "MIGRATEC") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION.

RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors affecting MigraTEC's results of operations and variance of results between periods. The following discussion of MigraTEC's financial condition and results of operations should be read along with the financial statements and notes to the financial statements included elsewhere herein.

Management believes that the net loss for the quarter ended June 30, 2000 was primarily due to the Company's focus on development activities which were not revenue producing but which, nevertheless, allowed MigraTEC to significantly develop its upgraded 32 to 64-bit migration technology as well as enhance other automated migration tools.

Management believes that its development activities have positioned MigraTEC for the introduction of its technology into the market during the latter part of 2000. On April 17, 2000, subsequent to over six months of testing of MigraTEC's 32 to 64-bit upgrade technology by Intel, MigraTEC entered into a Software License Agreement with Intel. Under the terms of the agreement, MigraTEC granted a royalty-free license to use its migration software products to Intel for internal use. The license is perpetual, but may be terminated by MigraTEC after 12 months upon 90 days notice. The agreement allows Intel to use MigraTEC's technology at Intel's Application Support Centers to educate independent software vendors on the use and application of the technology. The agreement also requires Intel and MigraTEC to use their best efforts to create and execute a joint marketing plan related to the introduction and dissemination of MigraTEC's technology. The implementation of the joint marketing plan is intended to include website links, training, press releases, industry event participation and testimonials.

In May 2000 MigraTEC entered into a consulting agreement with Dell to provide migration technology expertise, process migration technology expertise, process consultation services and Migration Workbench technology to a minimum of ten Dell Precision Workstation Independent Software Vendors ("ISVs") and customers. This agreement provides these ISVs and customers the opportunity to upgrade an initial software application to the 64-bit Intel Itanium platform using MigraTEC's technology. The initial applications represent only a small fraction of the total code needing to be migrated. Management believes that as a result of this agreement, MigraTEC will have the opportunity to contract with these ISVs and customers to upgrade a significant number of additional applications.

During the second quarter of 2000, MigraTEC also began working with IBM's Monterey development team to adapt MigraTEC's software migration technology to provide an automated path for migrating 32-bit applications to the 64-bit Monterey environment. Management believes that this is the first step in introducing MigraTEC's software migration technology to IBM's ISVs and the UNIX marketplace.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

For the second quarter ended June 30, 2000, the Company's revenues decreased by approximately 98% to $3,000, as compared to $134,649 for the second quarter ended June 30, 1999. This decrease is attributable to the Company shifting its strategic focus from selling Y2K products to development of its new technology.

OPERATING EXPENSES

The Company's total operating expenses increased by approximately 100% to $1,746,725 during the second quarter of 2000, as compared to $875,648 for the second quarter of 1999.

The majority of the Company's operating expenses is related to compensation costs. The Company's operating expenses were significantly higher in the second quarter of 2000 as compared to the second quarter of 1999 because the Company employed 37 individuals during the second quarter of 2000, as compared to 26 individuals in the second quarter of 1999.

Costs of revenues during the second quarter of 2000 were $0, as compared to $56,708 for 1999. This change was the result of the Company's shift in focus from selling and servicing its Y2K product to developing its software migration technology.

Selling and marketing expenses increased approximately 277% to $236,633 during the second quarter of 2000, as compared to $62,848 for the second quarter of 1999. This increase is a result of the Company's change in focus from selling and servicing its Y2K product to selling and marketing its software migration technology.

Research and development expenses increased approximately 76% to $645,937 during the second quarter of 2000, as compared to $366,406 for the second quarter of 1999. This increase was the result of the Company's change in focus from selling and servicing its Y2K product to developing its software migration technology.

General and administrative expenses increased 122% to $864,155 during the second quarter of 2000, as compared to $389,686 for the second quarter of 1999. The increase was due generally to the following: (i) replacement of the chief financial officer in the first quarter of 2000, (ii) director fees of $22,500 were accrued in the second quarter of 2000 (none were accrued in the second quarter of 1999), (iii) accounting and legal fees increased approximately $53,000 in the second quarter of 2000 as compared to the second quarter of 1999 and (iv) shareholder meeting expenses of approximately $70,000 were incurred in the second quarter of 2000, as compared to none in the second quarter of 1999. In the first six months of 2000, the Company issued options to purchase an aggregate of 3,740,000 shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value at the date of grant was deferred and will be amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the second quarter of 2000 was $257,723. In the first six months of 1999, the Company did not issue any stock options to directors, officers or employees which were exercisable at per share prices below fair market value at the date of grant, and the Company did not have any deferred compensation expense from previous grants.

INTEREST AND FINANCING EXPENSE

The Company's interest and financing expense increased to $1,259,191 during the second quarter of 2000, as compared to $80,970 for the second quarter of 1999. Interest expense increased to $1,259,190 during the second quarter of 2000, as compared to $63,168 for the second quarter of 1999. For the second quarter of 2000, the Company recorded $1,250,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. Financing fees decreased 100% to $0 during the second quarter of 2000, as compared to $17,802 for the second quarter of 1999. Financing fees in the second quarter of 1999 represent the amortized portion of fees paid in connection with issuance of debt in prior years. This debt was converted into common stock of the Company in 1999.

OTHER INCOME AND EXPENSE

Other income in the second quarter of 2000 increased to $27,933 as compared to $0 in the second quarter of 1999. In 2000, the Company was able to invest in short-term interest bearing investments using funds from the private placement funding of $3,750,000 received in the first and second quarters of 2000.

PROVISION FOR INCOME TAXES

As a result of operating losses for 2000 and 1999, the Company has not had a federal income tax obligation. No tax benefit has been recorded due to the uncertainty that the Company will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2014.

NET LOSS

For the second quarter ended June 30, 2000, the Company incurred a net loss of $2,974,983 or $0.037 per share, as compared with a net loss of $821,969 or $0.017 per share for the second quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

For the six months ended June 30, 2000, the Company's revenues decreased by approximately 99% to $6,000, as compared to $470,225 for the first six months of 1999.

OPERATING EXPENSES

The Company's total operating expenses increased by approximately 90% to $3,393,355 during the first six months of 2000, as compared to $1,789,794 for the first six months of 1999.

The majority of the Company's operating expenses is related to compensation costs. The Company's operating expenses were significantly higher in the first six months of 2000 as compared to the first six months of 1999 because the Company employed 37 individuals during the first six months of 2000, as compared to 26 individuals in the first six months of 1999.

Costs of revenues during the first six months of 2000 were $0, as compared to $87,959 for 1999. This change was the result of the Company's shift in focus from selling and servicing its Y2K product to developing its software migration technology.

Selling and marketing expenses increased approximately 23% to $302,758 during the first six months of 2000, as compared to $245,692 for the first six months of 1999. This increase is a result of the Company's change in focus from selling and servicing its Y2K product to selling and marketing its software migration technology.

Research and development expenses increased approximately 56% to $1,150,981 during the first six months of 2000, as compared to $737,265 for the first six months of 1999. This increase was the result of the Company's change in focus from selling and servicing its Y2K product to developing its software migration technology.

General and administrative expenses increased 170% to $1,939,616 during the first six months of 2000, as compared to $718,878 for the first six months of 1999. The increase was due generally to the following: (i) replacement of the chief financial officer in the first quarter of 2000, (ii) director fees of $37,500 were accrued in the first six months of 2000 (none were accrued in the first six months of 1999), (iii) accounting and legal fees increased approximately $231,000 in the first six months of 2000 as compared to the first six months of 1999 and (iv) shareholder meeting expenses of approximately $77,000 were incurred in the first six months of 2000 as compared to none in the first six months of 1999. In the first six months of 2000, the Company issued options to purchase an aggregate of 3,740,000 shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value at the date of grant was deferred and will be amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first six months of 2000 was $704,896. In the first six months of 1999, the Company did not issue any stock options to directors, officers or employees which were exercisable at per share prices below fair market value at the date of grant, and the Company did not have any deferred compensation expense from previous grants.

INTEREST AND FINANCING EXPENSE

The Company's interest and financing expense increased to $3,846,662 during the first six months of 2000, as compared to $285,379 for the first six months of 1999. Interest expense increased to $3,815,647 during the first six months of 2000, as compared to $120,284 for the first six months of 1999. For the first six months of 2000, the Company recorded $3,750,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. Financing fees decreased 81% to $31,015 during the first six months of 2000, as compared to $165,095 for the first six months of 1999. Financing fees in the first six months of 1999 represent the amortized portion of fees paid in connection with issuance of debt in prior years. This debt was converted into common stock of the Company in 1999.

OTHER INCOME AND EXPENSE

Other income in the first six months of 2000 increased to $33,944 as compared to $171 in the first six months of 1999. In 2000, the Company was able to invest in short-term interest bearing investments using funds from the private placement funding of $3,750,000 received in the first and second quarters of 2000.

PROVISION FOR INCOME TAXES

As a result of operating losses for 2000 and 1999, the Company has not had a federal income tax obligation. No tax benefit has been recorded due to the uncertainty that the Company will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2014.

NET LOSS

For the first six months ended June 30, 2000, the Company incurred a net loss of $7,200,073 or $0.093 per share, as compared with a net loss of $1,604,777 or $0.034 per share for the first six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $2,554,901 for the first six months of 2000 and $1,100,846 for the first six months of 1999, which resulted from the operating loss, decreased by net changes in assets and liabilities and non-cash expenses and income of $4,645,172 for the first six months of 2000 and $503,931 for the first six months of 1999.

At June 30, 2000, the Company had working capital of $1,630,065, as compared to a working capital deficit of $1,394,471 at December 31, 1999.

At June 30, 2000, the Company had cash of $2,262,345 and outstanding accounts receivable of $100,000.

At June 30, 2000, the Company's outstanding debt obligations included (i) $3,750,000 in convertible debt held by two investors, (ii) $140,100 in notes payable to investors and (iii) $38,492 in other notes payable relating to settlements with a vendor and a former employee.

In the first six months of 2000, the Company received net proceeds of $4,964,625 from financing activities. The Company received $2,044,272 in connection with the issuance of common stock, and $3,750,000 in proceeds from convertible debt from two investors. The cash proceeds were offset by $829,647 expended for the repayment of principal of short-term loans from various investors, directors, an officer and obligations under a capital lease.

The Company had substantial operating losses during the first six months of 2000 and the prior three years. The Company began active operations in January 1991, and while the Company has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the first six months of 2000, the Company incurred a net loss of $7,200,073, and for the years ended December 31, 1999, 1998, and 1997, the Company incurred net losses of $4,184,078, $3,458,075 and $2,517,606, respectively. At June 30, 2000 and
December 31, 1999, the Company had accumulated deficits of $18,838,260 and $11,638,187, respectively.

 In January 2000 the Company entered into a private placement agreement that has provided it with $3,750,000 as of June 30, 2000, which is the maximum funding under this agreement. Management believes that the proceeds from this private placement and anticipated operating revenues will meet working capital requirements into the fourth quarter of 2000. The Company plans to raise additional capital to fund expanded development efforts and continued operations. To the extent that management's revenue projections are not met, the raising of additional capital may be accelerated. Results of operations in the future will be influenced by numerous factors including, but not limited to:

o internal technological developments and those of the Company's technology partners;

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

During the three months ended June 30, 2000, MigraTEC sold its unregistered securities in the transactions described below. Unless stated otherwise below, for each such transaction, exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by MigraTEC under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and under comparable limited offering exemptions under state securities laws, as a transaction by an issuer which does not involve a public offering.

During April, May and June 2000, MigraTEC issued an aggregate of 43,960 shares of its common stock at an average price of $0.303 per share upon the exercise of stock options by an aggregate of 6 employees and a former director.

During April, May and June 2000, MigraTEC issued an aggregate of 289,287 shares of its common stock to 3 investors pursuant to the exercise of warrants at $.20 per share issued in connection with previous loans made to the Company.

During April 2000, MigraTEC issued an aggregate of 10,000 shares of its common stock to an investor at a price of $.20 per share upon the exercise of a warrant issued in connection with a loan made to the Company.

During May 2000, MigraTEC issued 300,000 shares of its common stock at a price of $.20 per share, pursuant to the exercise of warrants issued in 1998 as compensation for services provided to MigraTEC.

During May 2000, MigraTEC issued 20,000 shares of its common stock to an investor at a price of $.20 per share upon the exercise of warrants issued in connection with a private offering by the Company in the fourth quarter of 1999.

During June 2000, MigraTEC issued 52,500 shares of its common stock to an investor at a price of $.20 per share upon the exercise of warrants issued in connection with a private offering by the Company in the first quarter of 1999.

During June 2000, MigraTEC issued 20,000 shares of its common stock to an investor at a price of $.20 per share upon the exercise of warrants issued in connection with a private offering by the Company in the third quarter of 1999.

During June 2000, MigraTEC issued 125,000 shares of its common stock to a former director of MigraTEC at a price of $.20 per share pursuant to the exercise of a stock option.

During May 2000, pursuant to Regulation D of the Securities Act, MigraTEC issued convertible secured promissory notes in the aggregate principal amount of $1,250,000 in a private financing agreement with MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc. and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the"Investors"). The notes do not accrue interest and are convertible at any time, at the election of the Investors, into shares of MigraTEC's common stock, on the basis of one share of common stock for each $.125 in principal amount of the notes outstanding at the time of conversion. As of June 30, 2000 the notes, which aggregate $3,750,000 (including

$2,500,000 issued in the first quarter of 2000), were convertible into 30,000,000 shares of MigraTEC's common stock. In connection with this transaction, as of June 30, 2000, the Investors were also issued warrants to purchase up to an aggregate of 6,000,000 shares of MigraTEC's common stock at $0.20 per share (including 4,000,000 issued in the first quarter of 2000) exercisable for a period of five years from the date of issuance.

Effective June 1, 2000, the financing agreement was modified to eliminate MigraTEC's obligation to create a new series of convertible preferred stock. The notes have been modified to automatically convert into shares of common stock on the terms described above, upon the earlier of either:

o The closing of a sale of MigraTEC's common stock, preferred stock or issuance of debt with equity features in one or more transactions in which MigraTEC receives aggregate proceeds of at least $5,000,000; or

o The first trading day following a period of 90 consecutive trading days, during which the closing sale price of MigraTEC's common stock has been in excess of $1.25, such 90 day period to begin after June 1, 2000.

Notwithstanding those events, automatic conversion of the notes shall not occur prior to the effective date of a registration statement for the underlying shares of the Company's common stock to be filed by the Company in accordance with a registration rights agreement between the Company and the Investors.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon at MigraTEC's Annual Shareholders' Meeting held on June 23, 2000 were as follows:

(i) The election of five directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number withheld and broker non-votes with respect to the election of each nominee, were as follows:

            NAME                  FOR            AGAINST        WITHHELD     BROKER NON-VOTES
            ----                  ---            -------        --------     ----------------

Richard A. Gray, Jr.            75,101,318        21,795         70,520           --
Kevin C. Howe                   75,106,193        16,920         70,520           --
Drew R. Johnson                 75,095,518        27,595         70,520           --
W. Curtis Overstreet            75,120,282         2,831         70,520           --
Deane C. Watson, Jr.            75,110,398        12,715         70,520           --

(ii) The approval of reincorporation of MigraTEC from Florida to Delaware. The number of votes cast for and against, as well as the number of abstentions and broker non-votes with respect to such matter were as follows:

                      FOR           AGAINST          ABSTAIN            BROKER NON-VOTES
                      ---           -------          -------            ----------------

                  44,171,966        371,179          122,541           30,527,947

(iii) The approval of creation of blank check preferred stock. The number of votes cast for and against, as well as the number of abstentions and broker non-votes with respect to such matter were as follows:

                     FOR            AGAINST          ABSTAIN            BROKER NON-VOTES
                     ---            -------          -------            ----------------

                  42,197,623        2,045,649        422,414           30,527,947

(iv) The approval of the MigraTEC Long-Term Incentive Plan. The number of votes cast for and against, as well as the number of abstentions and broker non-votes with respect to such matter were as follows:

                     FOR            AGAINST          ABSTAIN            BROKER NON-VOTES
                     ---            -------          -------            ----------------

                  43,544,916        912,884          207,886           30,527,947

ITEM 5.  OTHER INFORMATION

                  None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be furnished pursuant to this Item 6 (a) are listed in the Exhibit Index filed herewith, which Exhibit Index is hereby incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2000.


                                 MIGRATEC, INC.


                                 By:          /s/ W. Curtis Overstreet
                                          -------------------------------------
                                          W. Curtis Overstreet
                                          Chief Executive Officer and President

                                 By:         /s/ T. Ulrich Brechbuhl
                                          -------------------------------------
                                           T. Ulrich Brechbuhl
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

        3.1               Articles of Incorporation, as amended (1)

        3.2               Bylaws (1)

        4.1               Form of Common Stock Certificate (1)

        4.2               Form of Warrant to MT Partners, L.P. and Mercury
                          Fund No. 1, Ltd. (2)

        10.1              Employment Agreement between the Company and
                          W. Curtis Overstreet dated April 10, 1997 (1)

        10.2              Employment Agreement between the Company and
                          Joseph B. Meredith dated June 1, 1997 (1)

        10.3              Employment Agreement between the Company and
                          Rick J. Johnson dated July 1, 1997 (1)

        10.4              Agreement between the Company and Electronic Data
                          Systems Corporation dated as of September 1, 1998 (1)

        10.5              MigraTEC, Inc. Long-Term Incentive Plan (2)

        10.6 Form of Incentive Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term Incentive Plan (2)

        10.7 Form of Non-Qualified Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term Incentive Plan (2)

        10.8              Warrant Agreement between MigraTEC, Inc. and
                          MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (2)

        10.9              $1,975,000 Convertible Secured Promissory Note by
                          MigraTEC, Inc. to MT Partners, L.P.,
                          dated as of January 25, 2000 (2)

        10.10             $1,775,000 Convertible Secured Promissory Note by
                          MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (2)

        10.11             Security Agreement between MigraTEC, Inc. and
                          MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (2)

        10.12 Shareholders' Agreement between MigraTEC, Inc. and certain shareholders, dated as of January 25, 2000 (2)

        10.13             Registration Rights Agreement between MigraTEC, Inc.
                          and certain shareholders, dated as of
                          January 25, 2000 (2)

        10.14             Form of Director Indemnification Agreement between
                          MigraTEC, Inc. and Kevin C. Howe and Drew R. Johnson, dated as of January 25, 2000 (2)

        10.15             Office Lease Agreement between MigraTEC, Inc. and
                          Charter Crown Plaza Partners, L.P.,
                          dated as of April 12, 2000 (2)

        11.1              Statement re: Computations of Net Loss per Share (3)

        21.1              Subsidiary of MigraTEC, Inc. (2)

        27.1              Financial Data Schedule (3)

------------------------

(1) Incorporated by reference from Post-Effective Amendment No.1 to MigraTEC's Registration Statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(2) Incorporated by reference from Form 10-KSB filed by MigraTEC on April 14, 2000.

(3)      Filed herewith.