Form 10QSB
period 2000-09-30
MIGRATEC INC
filed 2000-11-06
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal quarter ended September 30, 2000

                                       OR



         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to

                             COMMISSION FILE NUMBER


                                    000-28220

                                 MIGRATEC, INC.
                 (Name of Small Business Issuer in its Charter)


         DELAWARE                                             65-0125664
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

                    Common Stock, $0.001 Par Value Per Share

           Transitional Small Business Disclosure Format (Check One):
                                 Yes     No  X
                                     ---    ---

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          MIGRATEC, INC. AND SUBSIDIARY


                                                     INDEX

                                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                               PAGE

                  Consolidated Condensed Balance Sheets at September 30, 2000 (unaudited),
                   and December 31, 1999                                                                     3

                  Consolidated Condensed Statements of Operations for the three months and nine
                   months ended September 30, 2000 and 1999 (unaudited)                                      4

                  Consolidated Condensed Statements of Cash Flows for the nine months
                   ended  September 30, 2000 and 1999 (unaudited)                                            5

                  Notes to Consolidated Condensed Financial Statements (unaudited)                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS


                  Results of Operations:
                           Comparison of the three months ended September 30, 2000 and 1999                 16
                           Comparison of the nine months ended September 30, 2000 and 1999                  17
                  Liquidity and Capital Resources                                                           19


                                         PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings                                                                         21

ITEM 2.           Changes in Securities and Use of Proceeds                                                 21

ITEM 3.           Defaults Upon Senior Securities                                                           21

ITEM 4.           Submission of Matters to a Vote of Security Holders                                       21

ITEM 5.           Other Information                                                                         22

ITEM 6.           Exhibits and Reports on Form 8-K                                                          22


SIGNATURES                                                                                                  23

                          MIGRATEC, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                    SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                                    ------------------      -----------------
                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash                                                            $         934,973      $           1,417
     Accounts receivable                                                       127,149                160,700
     Other current assets                                                      136,847                 28,216
                                                                     -----------------      -----------------
         Total current assets                                                1,198,969                190,333


PROPERTY AND EQUIPMENT, NET                                                    154,783                 73,365

OTHER ASSETS
     Deferred financing costs                                                       --                 30,000
     Capitalized software cost, net of amortization of $60,025
         and $37,500, in 2000 and 1999, respectively                            30,892                 52,500
     Other assets                                                                7,756                 21,548
                                                                     -----------------      -----------------
         Total other assets                                                     38,648                104,048
                                                                     -----------------      -----------------
         TOTAL ASSETS                                                $       1,392,400      $         367,746
                                                                     =================      =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Notes payable, net of  unamortized discount of $0 and $20,797
         in 2000 and 1999, respectively                              $          70,036      $         953,151
     Accounts payable                                                          271,108                449,750
     Accrued expenses                                                          394,303                158,590
     Deferred income                                                           168,000                 12,000
     Obligation under capital lease                                              1,047                 11,313
                                                                     -----------------      -----------------
         Total current liabilities                                             904,494              1,584,804

LONG-TERM LIABILITIES
     Long-term portion of notes payable                                      3,772,161                 28,765
     Long-term portion of obligation under capital lease                         4,539                     --
                                                                     -----------------      -----------------
         Total long-term liabilities                                         3,776,700                 28,765
                                                                     -----------------      -----------------
         TOTAL LIABILITIES                                                   4,681,194              1,613,569

MINORITY INTEREST                                                               (3,752)                (3,752)

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK
     50,000,000 shares authorized; none issued or outstanding                       --                     --

STOCKHOLDERS' DEFICIT
     Common stock $0.001 par value in 2000 and no par value in 1999;
         200,000,000 shares authorized; 90,752,878 and 78,660,189
         shares issued at September 30, 2000 and December 31, 1999,
         respectively                                                           90,753              9,912,535
     Additional paid-in capital                                             20,821,336              2,261,472
     Treasury stock, at cost (9,864,449 shares in 2000 and 1999)            (1,777,891)            (1,777,891)
     Deferred stock compensation                                            (1,945,416)                    --
     Accumulated deficit                                                   (20,473,824)           (11,638,187)
                                                                     -----------------      -----------------
         Total stockholders' deficit                                        (3,285,042)            (1,242,071)
                                                                     -----------------      -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       1,392,400      $         367,746
                                                                     =================      =================

       The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY

                 Consolidated Condensed Statements of Operations
                                   (Unaudited)



                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------    -------------------------------
                                                             2000             1999              2000               1999
                                                         ------------      ------------      ------------      -------------
REVENUES
          Software licenses                              $         --      $    152,923      $         --      $    417,319
          Consulting services                                  60,000           126,344            60,000           332,173
          Software maintenance fees                             3,000                --             9,000                --
                                                         ------------      ------------      ------------      ------------
              TOTAL REVENUES                                   63,000           279,267            69,000           749,492
                                                         ------------      ------------      ------------      ------------

COSTS AND EXPENSES
          Cost of revenues                                     22,052            42,120            22,052           130,080
          Selling and marketing                               326,614            15,980           629,372           261,673
          Research and development                            669,997           337,047         1,820,978         1,074,312
          General and administrative                          694,252         1,119,610         2,633,868         1,838,496
                                                         ------------      ------------      ------------      ------------
              TOTAL COSTS AND EXPENSES                      1,712,915         1,514,757         5,106,270         3,304,561
                                                         ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                       (1,649,915)       (1,235,490)       (5,037,270)       (2,555,069)
Other income (expense)
    Interest and financing expense                            (10,315)          (62,194)       (3,856,977)         (347,571)
    Other income, net                                          24,666                64            58,610               245
                                                         ------------      ------------      ------------      ------------
              TOTAL OTHER INCOME (EXPENSE)                     14,351           (62,130)       (3,798,367)         (347,326)
                                                         ------------      ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY EXPENSE                          (1,635,564)       (1,297,620)       (8,835,637)       (2,902,395)

EXTRAORDINARY EXPENSE FOR RESTRUCTURE OF DEBT                      --          (318,023)               --          (318,023)
                                                         ------------      ------------      ------------      ------------

        NET LOSS                                         $ (1,635,564)     $ (1,615,643)     $ (8,835,637)     $ (3,220,418)
                                                         ============      ============      ============      ============

LOSS BEFORE EXTRAORDINARY EXPENSE PER COMMON SHARE       $    (0.0203)     $    (0.0238)     $    (0.1123)     $    (0.0586)

EXTRAORDINARY EXPENSE PER COMMON SHARE                             --           (0.0058)               --           (0.0064)
                                                         ------------      ------------      ------------      ------------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)            $    (0.0203)     $    (0.0296)     $    (0.1123)     $    (0.0650)
                                                         ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
        ISSUED AND OUTSTANDING (BASIC AND DILUTED)         80,687,459        54,512,750        78,654,882        49,565,500
                                                         ============      ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  2000              1999
                                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(8,835,637)     $(3,220,418)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                             186,371          123,300
         Deferred stock compensation                                               909,584               --
         Interest expense associated with beneficial conversion feature of       3,750,000               --
         convertible debt
         Financing fees                                                                 --           33,794
         Warrants issued for financing fees                                          4,930          137,307
         Amortization of discount on notes payable                                  20,797           25,359
         Conversion of debt to common stock                                             --            8,490
         Issuance of options - settlement with EAI Partners, Inc.                       --          706,500
         Extraordinary expense for restructure of debt                                  --          318,023
         Change in assets and liabilities:
             (Increase) decrease in accounts receivable - billed                    33,551           59,456
             (Increase) decrease in accounts receivable - unbilled                      --          (38,160)
             (Increase) decrease in shareholder advance                                 --           (2,390)
             (Increase) decrease in deferred financing costs                        30,000               --
             (Increase) decrease in other current assets                          (190,049)         (14,816)
             Increase (decrease) in accounts payable                              (178,642)         114,663
             Increase (decrease) in accrued expenses                               235,713           (3,933)
             Increase (decrease) in deferred income                                156,000           15,000
                                                                               -----------      -----------
             Total adjustments                                                   4,958,255        1,482,593
                                                                               -----------      -----------
     Net cash used by operating activities                                      (3,877,382)      (1,737,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (175,385)          (5,328)
     Retirement of property and equipment                                           11,539               --
     Decrease in security deposits                                                  13,792               --
     (Increase) in capitalized software costs                                         (917)         (90,000)
                                                                               -----------      -----------
     Net cash provided by (used in) in investing activities                       (150,971)         (95,328)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                 3,750,000          617,500
     Proceeds from issuance of common stock                                      2,128,152        1,397,799
     Payments under obligations of capital lease                                    (5,727)         (22,377)
     Repayment of shareholder advances                                                  --          (30,000)
     Repayment of notes payable                                                   (910,516)        (140,198)
                                                                               -----------      -----------
     Net cash provided by financing activities                                   4,961,909        1,822,724
                                                                               -----------      -----------
     Net increase (decrease) in cash                                               933,556          (10,429)

CASH - BEGINNING                                                                     1,417           17,389
                                                                               -----------      -----------
CASH - ENDING                                                                  $   934,973      $     6,960
                                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                             $    98,288      $   159,093
                                                                               -----------      -----------
     Issuance of stock upon conversion of debt to equity                       $        --      $   720,572
                                                                               ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation (the "Company"), is a developer and provider of software technology and expertise that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating and hardware systems.

During 1999, the Company redirected its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32 bit to 64 bit operating systems and associated hardware. The majority of the Company's efforts in 1999 and 2000 were related to research and development activities.

The Company provides migration services and consulting to customers. The Company also intends to license, on a line of code basis, its software solutions to "end users" for their own internal migration projects, and to systems integrators and large services providers to perform outsourced projects for their own customers.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Deferred financing costs relate to costs incurred in the placement of the Company's debt and are amortized using the effective interest method over the term of the related debt.

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life, which has been estimated to be 3 years. Amortization expense in the first nine months of 2000 and 1999 was $22,525 and $22,500, respectively.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at September 30, 2000 and December 31, 1999.

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

Software maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Consulting services revenues includes revenue related to the Company's contract with Dell. This contract is a multiple elements agreement for which revenue is recognized pro rata over the contract term.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

The effect of stock options and warrants that aggregated 26,009,263 and 23,264,609 shares as of September 30, 2000 and 1999, respectively, would be anti-dilutive due to the Company's losses in 2000 and 1999 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $4,184,078 and used operating cash of $2,339,753 for the year ended December 31, 1999. In addition, at December 31, 1999, the Company's current liabilities exceeded current assets by $1,394,471. In the nine months ended September 30, 2000, the Company incurred a loss of $8,835,637 and used operating cash of $3,877,382. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for software migration software, services and related products. If the Company is not able to achieve break-even, obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

During 1999, the Company actively sought a large investor to assist in funding the Company's working capital requirements. In January, 2000 the Company entered into a private placement agreement that has provided the Company $3,750,000 (See
Note 3). Management believes that the proceeds of this private placement and anticipated operating revenues will meet working capital requirements into the fourth quarter of 2000. The Company plans to raise additional capital in the latter part of 2000 and potentially over the next twelve months to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 3. NOTES PAYABLE

Notes payable include the following:

                                                                                  SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                                  ------------------        -----------------
                                                                                      (UNAUDITED)
Notes payable to an officer, dated November 12 and 15, 1999, bearing interest at
10% per annum, due upon demand, paid January 2000. Pursuant to a short-term convertible loan and services agreement, the note holder was issued a two-year warrant to purchase 3,500 shares of common stock at $0.01 per share in 1999 and
an additional 3,500 shares in 2000.                                                   $        --           $     35,000

Note payable to a director of the Company, net of unamortized discount of
$1,638, bearing interest at 10% per annum, due and paid in February 2000. The note holder was issued a two-year warrant to purchase 50,000 shares of common
stock at $0.01 per share.                                                                      --                 23,362

Convertible note payable to an investor, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December
4 and 28, 1998. More fully described below.                                             1,775,000                     --

Convertible note payable to an investor, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December
4 and 28, 1998.  More fully described below.                                            1,975,000                     --

Various one -year notes payable, net of unamortized discount of $19,159, bearing interest at 10% per annum, due in February and March 2000, paid in February
2000. Note holders were issued two-year warrants to purchase an aggregate of
585,000 shares of common stock at $0.01 per share.                                             --                273,341

Notes payable to an investor, dated December 4 and December 28, 1998, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired. Modified, extended and renewed October 31, 1999 bearing interest at
16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000. In connection with the modification, the note holder was issued two-year warrants to purchase
100,000 shares of common stock at $0.01 per share and 100,000 shares of common
stock at $0.20 per share.                                                                  61,636                232,545

Note payable to an investor, dated December 23, 1999, bearing interest at 16%
per annum, due January 23, 2000, paid in January 2000.                                         --                100,000

Note payable to an investor, dated December 13, 1999, bearing interest at 16%
per annum, due December 31, 1999, paid in January 2000. The note holder was issued a two-year warrant to purchase 10,000 shares of common stock at $0.01 per
share.                                                                                         --                100,000

Note payable to an investor, dated July 29, 1999, bearing interest at 16% per annum, due upon demand with an option to renew monthly with payment of interest, monthly commitment fee of $2,000. Beginning in September, 1999 two-year warrants issued upon each renewal for 10,000 shares of the Company's common stock at
$0.01 per share, paid January 2000.                                                            --                100,000

Note payable to a former employee, dated March 3, 1998, bearing interest at 14%,
payable in monthly installments of $1,000, due December 10, 2003.                          30,561                 36,165

Note payable to a third party, as settlement of suit, dated October 28, 1998, payable in monthly installments of $2,000 with a final maturity of October 1,
2000.                                                                                          --                 20,000

Note payable to a consultant for services, dated October 1, 1999, bearing interest at 16% per annum, due and paid January 31, 2000. The note holder was issued a two-year warrant to purchase 6,150 shares of common stock at $0.01 per
share.                                                                                         --                 61,503

                                                                                      -----------           ------------
             Total  outstanding, net of unamortized discounts                           3,842,197                981,916
             Less current portion                                                         (70,036)              (953,151)
                                                                                      -----------           ------------
             Long-term portion                                                        $ 3,772,161           $     28,765
                                                                                      ===========           ============

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 3. NOTES PAYABLE (CONTINUED)

On January 25, 2000, the Company closed the first stage of a three-stage private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors"). Since January 25, 2000, each of the Investors has had a representative on the Company's Board of Directors.

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

Notwithstanding those events, automatic conversion of the notes shall not occur prior to the effective date of a registration statement for the underlying shares of the Company's common stock filed by the Company in accordance with a registration rights agreement between the Company and the Investors.

At the initial closing, the Company issued to the Investors warrants to purchase up to an aggregate of 2,000,000 shares of common stock. On March 31, 2000, the second $1,250,000 was funded by the Investors and the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. On May 1, 2000, the final $1,250,000 was funded by the Investors and the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. All of such warrants are exercisable for a period of 5 years from the date of issuance and have an exercise price of $0.20 per share. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices were below the market price of the common stock at the date of issuance. As a result, the Company recorded $2,500,000 of interest expense during the quarter ended March 31, 2000 in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In May 2000, the Company recorded an additional $1,250,000 of interest expense related to the notes and associated warrants issued upon receipt of the third and final stage of this financing.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 3. NOTES PAYABLE (CONTINUED)

7) declaring or paying any dividend with respect to any capital stock of the Company;

8)   purchasing any capital stock of the Company;

9) amending the employment contracts or making material changes to the compensation or severance amounts of certain officers of the Company;

10) amending, altering or repealing the Company's Certificate of Incorporation or Bylaws; or

11)  entering into contracts with any affiliate of the Company.

Additionally, the Shareholders' Agreement restricts transfers of the Company's common stock and provides the Investors with a right of first refusal for private transfers of shares of the Company's common stock.

During the nine months ended September 30, 2000 and 1999, loan origination fees of $ 0 and $600, respectively, were paid to directors and officers of the Company who granted loans to the Company.

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 90,752,878 and 78,660,189 shares were issued, inclusive of treasury stock, at September 30, 2000 and December 31, 1999, respectively. As discussed below, the Company reincorporated in Delaware in August, 2000 and, in connection with the reincorporation, established a par value of $0.001 per common share. Accordingly, the Board of Directors authorized the stated capital of the Company to be adjusted to reflect this new par value, with a corresponding adjustment to additional paid-in capital.

On June 23, 2000, the Company held its Annual Stockholders' Meeting, at which the stockholders approved reincorporation in Delaware and the creation of blank check preferred stock. The reincorporation was completed in August, 2000. As a result, the Company's Board of Directors is now authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion without further stockholder approval. The preferred stock authorized under the Company's previous Florida Articles of Incorporation, none of which was outstanding at the time of reincorporation, was cancelled at the time of reincorporation.

ISSUANCES OF COMMON STOCK

PRIVATE PLACEMENTS

During the first quarter of 2000, the Company completed private placements of 2,451,000 shares of unregistered common stock at a price of $0.125 per share and issued two-year warrants to purchase a total of 490,200 unregistered shares of common stock at $0.20 per share, yielding proceeds of $306,375. Both the unregistered common shares sold and the shares issuable upon exercise of the warrants contain piggyback registration rights. As of September 30, 2000, warrants to purchase 438,200 shares of common stock of the original 490,200 remain unexcercised.

EXERCISE OF OPTIONS AND WARRANTS

During the first three quarters of 2000, the Company issued 9,641,689 shares of common stock upon exercise of options and warrants yielding proceeds of $ 1,821,897.

STOCK OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In January 2000, the Company's Board of Directors approved, subject to the stockholders' approval, the MigraTEC, Inc. Long-Term Incentive Plan ("the 2000 Plan"), which provides for the issuance of up to 7,000,000 shares of the Company's common stock in the form of stock options, dividend equivalent rights or restricted share awards to Company directors, officers, employees and consultants. The 2000 Plan was approved at the Company's Annual Stockholders' Meeting held June 23, 2000.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (CONTINUED)


As of September 30, 2000, certain directors, officers and employees have been granted options to purchase common stock of the Company pursuant to the 2000 Plan. The terms of such grants are summarized below:


                                                                                     OPTION PRICE
                                                                                 ----------------------
                                                                NUMBER OF        WEIGHTED
                             RANGE OF EXERCISE PRICES       UNDERLYING SHARES     AVERAGE         TOTAL
                             ------------------------       -----------------    --------         -----

                            Granted at market value
                                 Officers and Directors
                                  $0.75 to $1.375                1,550,000        $  0.911     $ 1,412,500
                                 Employees
                                  $0.74 to $2.87                 1,120,708           1.177       1,319,193
                            Granted below market value
                                 Officers and Directors
                                  $0.20 to $0.75                 3,500,000           0.294       1,030,000
                                 Employees
                                    $0.75                          240,000            0.75         180,000
                                                            --------------       ---------     -----------
                                                                 6,410,708       $   0.615     $ 3,941,693
                                                            ==============       =========     ===========

The Company recorded deferred stock compensation of $2,855,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to income was $909,584 for the nine month period ended September 30, 2000.

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At September 30, 2000, the Company had options and warrants outstanding for the purchase of common shares as follows:


                      Warrants                                               8,941,008
                      Stock Options:
                        Non-employees                                        4,870,281
                        Directors, Officers and Employees                   12,197,974
                                                                         -------------
                      TOTAL                                                 26,009,263
                                                                         =============

In August 1999, the Company entered into a Stock Option Agreement with EAI Partners, Inc. ("EAI") which required the Company to file a registration statement covering shares underlying the options no later than August 31, 2000. On August 31, 2000, the Company filed the required registration statement.

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

Effective March 25, 1998, the Company entered into an agreement with its former principal executive officer, Mr. Richard Dews, in settlement of certain claims made against the Company by Mr. Dews totaling approximately $640,000. Pursuant to the agreement, (1) the Company acquired from Mr. Dews 9,400,000 shares of its common stock for $740,000, (2) the Company agreed to file a registration statement or take other appropriate steps to allow free trading of the remaining shares owned by Mr. Dews, (3) the Company issued to Mr. Dews a transferable warrant to purchase up to 600,000 shares of the Company's common stock at $0.25 per share, (4) the Company paid Mr. Dews $60,000 in full satisfaction, including principal and accrued interest, of amounts he previously loaned to the Company,
(5) the Company

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

In July 1998, three directors of the Company were issued warrants to purchase 1,683,250 shares of the Company's common stock at an exercise price of $0.20 per share, with an expiration date of July 1, 2001. These warrants were issued as compensation for services related to the Company's private stock offerings in 1998. In February 2000 and May 2000, the Company issued 1,000,000 and 300,000 shares, respectively, of its common stock pursuant to the exercise of these warrants.

In 1998, pursuant to a private placement, a director purchased 600,000 shares of the Company's common stock at $0.20 per share and was issued a warrant to purchase 100,000 shares of common stock at $0.10 per share, exercisable until September 2001. As of September 30, 2000, this warrant has not been exercised as to any shares of common stock.

A director was paid $0 and $300 in 2000 and 1999, respectively, as compensation for legal services to the Company. During the nine months ended September 30, 2000, four directors of the Company have earned an aggregate of $60,000 as compensation for serving as directors. No fees were paid or payable to directors in 1999.

NOTE 6. COMMITMENTS

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. The lease provides for a monthly base rent of $14,982 with three months of free rent, with the first rental payment due August 1, 2000. The following is a summary of the base rents for the next five years:


                       YEAR            AMOUNT
                       ----            ------
                          2000           $   44,946
                          2001              179,784
                          2002              179,784
                          2003              104,874
                          2004                   --
                    Thereafter                   --
                                         ----------
                                         $  509,388
                                         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      3RD QUARTER ENDED SEPTEMBER 30, 2000

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

Management believes that the net loss for the quarter ended September 30, 2000 was primarily due to the Company's focus on development activities which did not produce significant revenue but which, nevertheless, allowed MigraTEC to significantly develop its upgraded 32 to 64-bit migration technology as well as enhance other automated migration tools. Management believes that its development activities positioned MigraTEC for the introduction of its technology into the market during the latter part of the third quarter of 2000.

A portion of MigraTEC's product line and services are designed for use with the Intel(R) Itanium(TM) 64-bit processor. On April 17, 2000, subsequent to over six months of testing of MigraTEC's 32 to 64-bit upgrade technology by Intel, MigraTEC entered into a software license agreement with Intel. Under the terms of the agreement, MigraTEC granted a royalty-free license to use its migration software products to Intel for internal use. The license is perpetual, but may be terminated by MigraTEC after 12 months upon 90 days' notice. The agreement allows Intel to use MigraTEC's technology at Intel's Application Support Centers to educate independent software vendors on the use and application of the technology. The agreement also requires Intel and MigraTEC to use their best efforts to create and execute a joint marketing plan related to the introduction and dissemination of MigraTEC's technology. The implementation of the joint marketing plan is intended to include website links, training, press releases, industry event participation and testimonials.

The demand for MigraTEC's 32 to 64-bit migration products and services largely depends on the introduction of the Intel(R) Itanium(TM) 64-bit processor, which was originally expected in the early fall of 2000. During the quarter ended September 30, 2000, Intel released an earnings report announcing that introduction of the Itanium(TM) 64-bit processor would be delayed until the first half of 2001. MigraTEC's management believes that this delay will result in a similar delay in the demand for MigraTEC's initial products and services, but will not substantially impact the longer term potential market for the Company's products and services. However, if the Intel(R) Itanium(TM) 64-bit processor is not successfully introduced in the first half of 2001, MigraTEC's results of operations and financial condition will be materially adversely affected.

In May 2000, MigraTEC entered into a consulting agreement with Dell to provide migration technology expertise, migration process expertise, process consultation services and Migration Workbench technology to a minimum of ten Dell precision Workstation Independent Software Vendors ("ISVs") and customers. This agreement provides these ISVs and customers the opportunity to upgrade an initial software application to the 64-bit Intel Itanium platform using MigraTEC's technology. The initial applications represent only a small fraction of the total code needing to be migrated. MigraTEC believes that the Company will have the opportunity to contract with these ISVs and customers to upgrade a significant number of additional applications as a result of this agreement.

During the second quarter of 2000, MigraTEC also began working with IBM's Monterey development team to adapt MigraTEC's software migration technology to provide an automated path for migrating 32-bit applications to the 64-bit Monterey environment. Management believes that this is the first step in introducing MigraTEC's software migration technology to IBM's ISVs and the UNIX marketplace.

During September, 2000, as part of MigraTEC's efforts to prepare for future growth and increased market visibility, managerial responsibilities were realigned. The Company's Chief Financial Officer, T. Ulrich Brechbuhl, assumed the additional responsibilities of President of the Company, allowing the Chief Executive Officer, W. Curtis Overstreet, to focus his attention increasingly on external constituencies.

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

For the third quarter ended September 30, 2000, the Company's revenues decreased by approximately 77% to $63,000, as compared to $279,267 for the third quarter ended September 30, 1999. Management believes that this decrease is attributable to the Company shifting its strategic focus from selling Y2K products in 1999 to development of its new technology. In the third quarter of 2000, the Company recognized $60,000 of revenues as a result of its Dell consulting contract. The balance of revenues in the third quarter of 2000 are from deferred software maintenance fees associated with a 1999 Y2K software contract.

COSTS AND EXPENSES

The Company's total costs and expenses increased by approximately 13% to $1,712,915 during the third quarter of 2000, as compared to $1,514,757 for the third quarter of 1999.

The majority of the Company's costs and expenses are related to compensation costs. The Company's operating expenses were higher in the third quarter of 2000 as compared to the third quarter of 1999 because the Company employed 44 individuals during the third quarter of 2000, as compared to 26 individuals in the third quarter of 1999.

Costs of revenues decreased approximately 48% to $22,052 during the third quarter of 2000, as compared to $42,120 for the third quarter of 1999. Costs of revenues in 2000 and 1999 consist of personnel costs and benefits directly attributable to the associated revenues. This decrease is a result of the Company's change in focus from selling and servicing its Y2K product to selling and marketing its software migration technology.

Selling and marketing expenses increased approximately 194% to $326,614 during the third quarter of 2000, as compared to $15,980 for the third quarter of 1999. This increase is a result of the Company's change in focus from selling and servicing its Y2K product to selling and marketing its software migration technology.

Research and development expenses increased approximately 78% to $669,997 during the third quarter of 2000, as compared to $377,047 for the third quarter of 1999. This increase was the result of the Company's change in focus from selling and servicing its Y2K product to developing its software migration technology.

General and administrative expenses decreased 38% to $694,252 during the third quarter of 2000, as compared to $1,119,610 for the third quarter of 1999. The decrease in general and administrative expenses in 2000, as compared to 1999, was due to an expense of $706,500 incurred in the third quarter of 1999 as a result of a settlement with EAI Partners, Inc. ("EAI"). In August, 1999, the Company entered into a stock option agreement in settlement and replacement of a prior stock option agreement entered into by the Company and EAI during November, 1996. The decrease in general and administrative expenses was partially offset by an increase in (i) legal and accounting fees, which increased $102,492 (ii) insurance, which increased $42,453 (iii) director fees, which increased $23,500 and (iv) SEC filing fees, which increased $17,811. In the nine months ended September 30, 2000, the Company issued options to purchase an aggregate of 3,740,000 shares of common stock to directors, officers and employees, some of which with exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and will be amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the third quarter of 2000 was $204,688. In the first nine months of 1999, the Company did not issue any stock options to directors, officers or employees which were exercisable at prices below fair market value at the date of grant, and the Company did not have any deferred compensation expense from previous grants.

INTEREST AND FINANCING EXPENSE

The Company's interest and financing expense decreased to $10,315 during the third quarter of 2000, as compared to $62,194 for the third quarter of 1999. Interest expense decreased to $10,315 during the third quarter of 2000, as compared to $56,187 for the third quarter of 1999. Interest expense decreased between these two periods because the Company had $92,197 of interest-bearing debt outstanding at September 30, 2000, as compared to $1,088,905 at

September 30, 1999. Since September 30, 1999, the majority of this debt was either repaid in the first quarter of 2000 or converted into common stock of the Company in the fourth quarter of 1999. Financing fees decreased 100% to $0 during the third quarter of 2000, as compared to $6,007 for the third quarter of 1999. Financing fees in the third quarter of 1999 represent the amortized portion of fees paid in connection with issuance of debt in prior years. This debt was converted into common stock of the Company in 1999.

OTHER INCOME AND EXPENSE

Other income in the third quarter of 2000 increased to $24,666, as compared to $64 in the third quarter of 1999. In 2000, the Company was able to invest in short-term interest-bearing investments using funds received from the $3,750,000 private placement in the first and second quarters of 2000.

PROVISION FOR INCOME TAXES

As a result of operating losses for 2000 and 1999, the Company has not had a federal income tax obligation. No tax benefit has been recorded due to the uncertainty that the Company will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2014.

EXTRAORDINARY EXPENSE

In July, 1999, the Company had senior secured promissory notes outstanding that were in default at maturity. The Company successfully restructured $720,572 of this debt with conversions of this debt into common stock of the Company. In connection with the conversion of the senior secured promissory notes to equity and extension of the term of the related warrants, the Company recognized a restructuring expense of $318,023 as an extraordinary expense in the third quarter of 1999.

NET LOSS

For the third quarter ended September 30, 2000, the Company incurred a net loss of $1,635,564 or $0.0203 per share, as compared with a net loss of $1,615,643 or $0.0296 per share for the third quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

For the nine months ended September 30, 2000, the Company's revenues decreased by approximately 91% to $69,000, as compared to $749,492 for the first nine months of 1999. In 2000, the Company recognized $60,000 of revenues as a result of its Dell consulting contract. The balance of revenues in 2000 are from deferred software maintenance fees associated with a 1999 Y2K software contract.

COSTS AND EXPENSES

The Company's total costs and expenses increased by approximately 55% to $5,106,270 during the first nine months of 2000, as compared to $3,304,561 for the first nine months of 1999.

The majority of the Company's costs and expenses are related to compensation costs. The Company's operating expenses were significantly higher in the first nine months of 2000 as compared to the first nine months of 1999 because the Company employed 44 individuals during the first nine months of 2000, as compared to 26 individuals in the first nine months of 1999.

Costs of revenues decreased approximately 83% to $22,052 during the third quarter of 2000, as compared to $130,080 for the third quarter of 1999. Costs of revenues in 2000 and 1999 consist of personnel costs and benefits directly attributable to the associated revenues. This decrease is a result of the Company's change in focus from selling and servicing its Y2K product to selling and marketing its software migration technology.

Selling and marketing expenses increased approximately 141% to $629,372 during the first nine months of 2000, as compared to $261,673 for the first nine months of 1999. This increase is a result of the Company's change in focus from selling and servicing its Y2K product to selling and marketing its software migration technology.

Research and development expenses increased approximately 70% to $1,820,978 during the first nine months of 2000, as compared to $1,074,312 for the first nine months of 1999. This increase was the result of the Company's change in focus from selling and servicing its Y2K product to developing its software migration technology.

General and administrative expenses increased 43% to $2,633,868 during the first nine months of 2000, as compared to $1,838,496 for the first nine months of 1999. The increase was due generally to the following: (i) legal and accounting fees, which increased $333,782 (ii) insurance, which increased $64,173 (iii) director fees, which increased $60,000 and (iv) SEC filing fees, which increased $17,611. In the first nine months of 2000, the Company issued options to purchase an aggregate of 3,740,000 shares of common stock to directors, officers and employees, some of which with exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and will be amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first nine months of 2000 was $909,584. In the first nine months of 1999, the Company did not issue any stock options to directors, officers or employees which were exercisable at prices below fair market value at the date of grant, and the Company did not have any deferred compensation expense from previous grants. The increase in general and administrative expenses in 2000, as compared to 1999, was partially offset by an expense of $706,500 incurred in the third quarter of 1999 as a result of a settlement with EAI described above.

INTEREST AND FINANCING EXPENSE

The Company's interest and financing expense increased to $3,856,977 during the first nine months of 2000, as compared to $347,571 for the first nine months of 1999. Interest expense increased to $3,825,962 during the first nine months of 2000, as compared to $176,471 for the first nine months of 1999. For the first nine months of 2000, the Company recorded $3,750,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. Financing fees decreased 82% to $31,015 during the first nine months of 2000, as compared to $171,101 for the first nine months of 1999. Financing fees in the first nine months of 1999 represent the amortized portion of fees paid in connection with issuance of debt in prior years. This debt was converted into common stock of the Company in 1999.

OTHER INCOME AND EXPENSE

Other income in the first nine months of 2000 increased to $58,610, as compared to $245 in the first nine months of 1999. In 2000, the Company was able to invest in short-term interest-bearing investments using funds received from the $3,750,000 private placement in the first and second quarters of 2000.

PROVISION FOR INCOME TAXES

As a result of operating losses for 2000 and 1999, the Company has not had a federal income tax obligation. No tax benefit has been recorded due to the uncertainty that the Company will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2014.

EXTRAORDINARY EXPENSE

In July, 1999, the Company had senior secured promissory notes outstanding that were in default at maturity. The Company successfully restructured $720,572 of this debt with conversions of this debt into common stock of the Company. In connection with the conversion of the senior secured promissory notes to equity and extension of the term of the related warrants, the Company recognized a restructuring expense of $318,023 as an extraordinary expense in the third quarter of 1999.

NET LOSS

For the nine months ended September 30, 2000, the Company incurred a net loss of $8,835,637 or $0.1123 per share, as compared with a net loss of $3,220,418 or $0.065 per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $3,877,382 for the first nine months of 2000 and $1,737,825 for the first nine months of 1999, which resulted from the operating loss, decreased by net changes in assets and liabilities and non-cash expenses and income of $4,958,255 for the first nine months of 2000 and $1,482,593 for the first nine months of 1999.

At September 30, 2000, the Company had working capital of $294,475, as compared to a working capital deficit of $1,394,471 at December 31, 1999.

At September 30, 2000, the Company had cash of $934,973 and outstanding accounts receivable of $127,149.

At September 30, 2000, the Company's outstanding debt obligations included (i) $3,750,000 in convertible debt held by two investors, (ii) $61,636 in a note payable to an investor and (iii) $30,561 in a note payable relating to a settlement with a former employee.

In the first nine months of 2000, the Company received net proceeds of $4,961,909 from financing activities. The Company received $2,128,152 in connection with the issuance of common stock, and $3,750,000 in proceeds from convertible debt from two investors. The cash proceeds were offset by $916,243 expended for the repayment of principal of short-term loans from various investors, directors, an officer and obligations under a capital lease.

The Company had substantial operating losses during the first nine months of 2000 and the prior three years. The Company began active operations in January 1991, and while the Company has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the first nine months of 2000, the Company incurred a net loss of $8,835,637, and for the years ended December 31, 1999, 1998, and 1997, the Company incurred net losses of $4,184,078, $3,458,075 and $2,517,606, respectively. At September 30,
2000 and December 31, 1999, the Company had accumulated deficits of $20,473,824 and $11,638,187, respectively.

In January, 2000, the Company entered into a private placement agreement that has provided it with $3,750,000 as of September 30, 2000, which is the maximum funding under this agreement. Management believes that the proceeds from this private placement and anticipated operating revenues will meet working capital requirements into the fourth quarter of 2000. The Company plans to raise additional capital in the latter part of 2000 to fund expanded sales and marketing as well as development efforts and continued operations. MigraTEC may need substantial additional capital over the next twelve months to develop and aggressively market its new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

o internal technological developments and those of the Company's technology partners, such as Intel, IBM and Dell;

o the successful introduction of the Intel(R)Itanium(TM)64-bit processor in the first quarter of 2001;

o    rapid and wide-spread adoption of automated migration technology;

o further development and protection of the Company's proprietary software products and services;

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

o Technology creating demand for MigraTEC's products and services, such as the Intel(R) Itanium(TM) 64-bit processor, may not be successfully or timely introduced into the market;

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

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for unpaid business and personal property taxes related to 1996 (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for the plaintiff in the amount of $90,056.45, which includes interest and court costs as of that date. Interest continues to accrue.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the stockholders' agreement between MigraTEC and certain of its stockholders, dated as of January 25, 2000, MigraTEC may not declare or pay dividends, or make any distribution with respect to, its capital stock without the approval of 70% of its board of directors.

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

On June 23, 2000, the Company's stockholders approved reincorporation in Delaware. The Company reincorporated in Delaware in August, 2000 and in connection with the reincorporation established a par value of $0.001 per share for its common stock. The Board of Directors authorized the stated capital of the Company to be adjusted to reflect this new par value, with a corresponding adjustment of $11,950,055 to additional paid-in capital.

During the three months ended September 30, 2000, MigraTEC sold its unregistered securities in the transactions described below. Unless stated otherwise below, for each such transaction, exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by MigraTEC under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and under comparable limited offering exemptions under state securities laws, as a transaction by an issuer which does not involve a public offering.

During the third quarter of 2000, MigraTEC issued an aggregate of 308,857 shares of its common stock at an average price of $0.2182 per share upon the exercise of stock options by an aggregate of 7 employees, officers and directors.

During the third quarter of 2000, MigraTEC issued 142,858 shares of its common stock at $.20 per share upon the exercise of a warrant issued in connection with a previous loan made to the Company by an investor.

During the third quarter of 2000, MigraTEC issued 8,000 shares of its common stock at $.20 per share to an investor upon the exercise of a warrant issued in connection with a private placement by the Company in the first quarter of 1999.

During the third quarter of 2000, MigraTEC issued 51,600 shares of its common stock at a price of $.20 per share to four investors upon the exercise of warrants issued in connection with a private placement by the Company in the third quarter of 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be furnished pursuant to this Item 6 (a) are listed in the Exhibit Index filed herewith, which Exhibit Index is hereby incorporated herein by reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November 2000.



                                            MIGRATEC, INC.


                                            By: /s/ W. Curtis Overstreet
                                                -------------------------------
                                                W. Curtis Overstreet
                                                Chief Executive Officer


                                            By: /s/ T. Ulrich Brechbuhl
                                                -------------------------------
                                                T. Ulrich Brechbuhl
                                                President and Chief Financial
                                                Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
3.1          Certificate of Incorporation (1)

3.2          Bylaws (1)

4.1          Form of Common Stock Certificate (2)

4.2          Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd.
             (3)

10.1 Employment Agreement between the Company and W. Curtis Overstreet dated April 10, 1997 (2)

10.2 Employment Agreement between the Company and Joseph B. Meredith dated June 1, 1997 (2)

10.3         Employment Agreement between the Company and Rick J. Johnson dated
             July 1, 1997 (2)

10.4         Agreement between the Company and Electronic Data Systems
             Corporation dated as of September 1, 1998 (2)

10.5 MigraTEC, Inc. Long-Term Incentive Plan (4), as amended and restated

10.6         Form of Stock Option Agreement pursuant to Long-Term Incentive
             Plan (4)

10.7         Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (3)

10.8         $1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to
             MT Partners, L.P., dated as of January 25, 2000 (3)

10.9         $1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (3)

10.10        Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (3)

10.11 Shareholders' Agreement between MigraTEC, Inc. and certain shareholders, dated as of January 25, 2000 (3)

10.12 Registration Rights Agreement between MigraTEC, Inc. and certain shareholders, dated as of January 25, 2000 (3)

10.13        Form of Director Indemnification Agreement between MigraTEC, Inc.
             and Kevin C. Howe and Drew R. Johnson, dated as of January 25, 2000
             (3)

10.14        Office Lease Agreement between MigraTEC, Inc. and Charter Crown
             Plaza Partners, L.P., dated as of April 12, 2000 (3)

11.1         Statement re: Computations of Net Loss per Share (5)

21.1         Subsidiary of MigraTEC, Inc. (3)

27.1         Financial Data Schedule (5)



----------

(1) Incorporated by reference from MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946.

(2) Incorporated by reference from Post-effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(3) Incorporated by reference from MigraTEC's Form 10-KSB filed April 14, 2000, for the year ended December 31, 1999.

(4) Incorporated by reference from MigraTEC's registration statement on Form S-8 filed November 6, 2000.

(5)      Filed herewith.