Form 10KSB
period 2000-12-31
MIGRATEC INC
filed 2001-03-22
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

             11494 LUNA ROAD, SUITE 100, FARMERS BRANCH, TEXAS 75234
                    (Address of Principal Executive Offices)

                                 (972) 969-0300
                (Issuer's Telephone Number, Including Area Code)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $201,500.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as reported on March 13, 2001 on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. was approximately $28,448,000.

         As of March 13, 2001, approximately 91,991,000 shares of the registrant's common stock, $0.001 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

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

GENERAL

         MigraTEC, Inc., a Delaware corporation ("MigraTEC" or the "Company"), designs, develops and markets proprietary software code engines that automate the migration and upgrade of software applications between operating systems (e.g., Windows, Unix, Linux) and between hardware architectures (e.g., IA-32, IA-64, SPARC-32, RISC-32). The Company's patent-pending technology enables businesses to substantially reduce the costs of migrating legacy software applications to more powerful operating environments, while optimizing the code for the new environment and improving its quality. The Company's code engines can dramatically increase the efficiency and productivity of a programmer. With our automated processes, a programmer can effectively upgrade 20 to 25 times more lines of code per day as compared to the typical manual migration process. In addition to this baseline improvement in project completion timelines, the products enhance overall quality assurance and mitigate project risk by imposing standardization of the processes and ongoing software code documentation.

         The Company generates revenue by (i) licensing its technology and software maintenance solutions to Independent Software Vendors ("ISVs") and Systems Integrators who then act as distribution partners by using the Company's solutions to aid in the delivery of their services; (ii) providing migration services directly to customers; and (iii) consulting on specific migration assignments.

         Although the Company's migration products are only now coming to market, the Company has established strategic technology partnerships with Intel and IBM, and a consulting agreement with Dell. The Company expects to develop similar relationships with other companies such as Hewlett-Packard, Unisys and Microsoft.

         The Company was established in 1991 and, prior to 2000, concentrated on software consulting and Y2K remediation. The Company has restructured its operations and research and development activities to concentrate on selling migration software and services. These products are only now entering the commercial marketplace. As a result, the Company expended well over 80% of its time and efforts to research and development activities in 1999 and 2000. In 2001, the Company expects this percentage to decrease significantly due to increased sales and marketing efforts.

         MigraTEC's offices are located at 11494 Luna Road, Suite 100, Farmers Branch, Texas 75234-9421. The Company's wholly-owned operating subsidiary, One Up Corporation, a Texas corporation, was merged into MigraTEC in February 2000. MigraTEC, formerly a Florida corporation, reincorporated in the state of Delaware in August 2000.

INDUSTRY OVERVIEW

         The Internet and e-commerce are revolutionizing the way business is conducted. Being able to fully exploit the opportunity this revolution represents demands the creation of new, more powerful and more capable technological infrastructures. Original equipment manufacturers and developers of operating systems are focusing on building these new infrastructures, with the result being that legacy platforms are becoming rapidly outdated and far more difficult - if not impossible - to support. Businesses that are deploying the new technologies are faced with the unpalatable choices of (i) abandoning previous investments in software and writing all new programs (a prohibitively expensive and time-consuming process) or (ii) modifying the software programs that run their businesses today, so that they will run efficiently in the new environment (a less expensive but equally time-consuming process known as "software migration"). A significant benefit of this second option, however, is that a business can leverage past investment and can continue to depend on software that contains the rules it has refined and perfected over time.

         Historically, migration of software to a new technological base has been done manually. However, the typical manual migration is highly problematic for a number of reasons, including the following:

          o Too slow: In a competitive environment, businesses cannot afford to wait the time required to upgrade manually (for example, the earlier 16-bit to 32-bit migration took the industry over ten years to complete).

          o Not enough resources: The Company estimates that on average, a capable software engineer can migrate only about 1,000 lines of computer code per day. Information technology ("IT") industry sources report that an estimated 300,000 IT jobs were unfilled during 2000, making it virtually impossible for businesses to hire the substantial number of additional programmers required for migration activities.

          o Too expensive: Estimates and previous manual migration experience have shown that the cost for manually migrating an average line of code is approximately $0.75 to $1.25, and expected to increase as a result of the ever-increasing shortage of skilled labor. With potentially billions of lines of code world-wide needing to be migrated, the total cost is unacceptable.

          o Quality is more important than ever: The fundamental drivers of the need to migrate - realizing the full potential of the internet and e-commerce - also demand that the programs that are migrated to the new environment perform 24 hours a day and 7 days per week without failure. Experienced IT professionals know that, due to the repetitive and tedious nature of performing a manual migration, the quality of the end product does not meet this standard.

MARKET OPPORTUNITY

         MigraTEC focuses on migration involving "C" and "C++" code. Estimates by the Aberdeen Group, a widely respected information technology consultant, indicate that "C" and "C++" based code comprises 20%-30% of the entire United States business application code base. This market size equates to over 20 billion unique lines of code in the United States alone that are actively maintained and tens of billions more that are customized versions of prepackaged code. World-wide, Aberdeen estimates there are over 100 billion unique lines of code with potentially tens of billions of additional lines in customized code. Over time, with the movement by original equipment manufacturers towards more powerful platforms and the abandonment of older platforms, a substantial portion of this code will need to be migrated to more capable hardware platforms and operating systems.

         Current costs to manually upgrade or migrate software applications are expensive, with a cost estimated by the Company at about $0.75 to $1.25 per line of code. By contrast, the Company's automated code migration engines permit it to migrate code at a small fraction of that cost. The majority of this code (70% or more) is thought to reside in the custom code of corporate enterprises, with the remainder belonging primarily to the thousands of individual ISVs. Clearly the task of migrating even a small fraction of this massive base over the next five years is a daunting one.

         While the initial set of products that MigraTEC has developed and is bringing to market are focused on migrating software from the 32-bit to the 64-bit environment that will be created with the introduction of the Intel IA-64 chip known as "Itanium(TM)," there is currently significant demand for 32 bit to 32 bit (or platform to platform) migration technology as well. A typical enterprise information system consists of multiple file servers running on disparate platforms. For example, a manufacturing company may have their engineering applications running on Sun Solaris, their financial accounting systems on IBM, AIX and their customer relationship management systems on Microsoft NT. With IT budgets shrinking and resource availability declining, companies have adopted a strategy of server consolidation to reduce their total cost of ownership. These initiatives allow companies to dramatically reduce their IT budgets and costs by decreasing the number of different systems/environments they utilize and therefore have to support. An IBM study conducted in 1999 indicated that roughly $65 billion will be spent over a five-year period on software, hardware and services to facilitate server consolidation. A key component of any server consolidation effort is the migration of the software to the surviving platform/environment. The introduction and rapid market penetration of the open source Linux operating system has served to not only highlight this need but also to grow this market.

         The potential market for MigraTEC products/services consists of C/C++ based business application code, and can be segmented primarily by operating system.

         According to the Aberdeen Group, while Unix remains the largest operating platform and is growing at 11% per year, the Windows operating platforms (NT and 2000) are growing at 25% per year and Linux is growing at 25% or greater per year. The Company's MigrationSUITE(TM) enables the efficient upgrading of business applications from 32-bit to 64-bit systems both within and across Unix and Windows NT platforms. In addition, the MigrationSUITE(TM) also enables 32-bit to 32-bit migration within and across these platforms.

         Assuming that server operating system revenue market share is a reasonable proxy for code written for each environment, Unix based code offers the single largest pool of code, while the Windows and Linux bases are growing most rapidly.

                                MARKET SHARE 1995-2000
           OPERATING SYSTEM          (BY REVENUE)              PER ANNUM GROWTH
--------------------------------------------------------------------------------
Unix                                      75%             11%   per year
Microsoft Windows (NT; 2000)              24%             25%   per year
Linux                                      1%             25% + per year
--------------------------------------------------------------------------------

THE MIGRATEC SOLUTION

         The Company believes that the overwhelming need for businesses to migrate software, when combined with the inherent problems and issues of manual migrations, presents a very large market opportunity. By automating the majority of the migration process, substantial benefits result:

          o Faster: Using MigrationSUITE(TM) a programmer can migrate more than 10,000 lines of code per day - ten times the manual rate. The sheer "volume of code" issue, therefore, can be easily addressed by deploying additional software, not hiring an army of programmers.

          o Frees up critical resources: Because of the intelligence built into the product, a less qualified (therefore less expensive) programmer can perform the migration, allowing a company to keep its highly skilled, high-cost computer engineers focused on developing new programs and generating new revenue.

          o Less expensive: Due to the dramatically decreased labor content, shortened cycle time and improved quality, the cost of migrating a line of code using the MigrationSUITE(TM) is a fraction of that of a manual process.

          o Near perfect quality: Because of the ability to replicate actions perfectly time and again, the quality of an automated migration using MigrationSUITE(TM) is virtually flawless.

         In addition to providing the benefits shown above, MigrationSUITE(TM) reduces the risk typically associated with a migration project. It helps ensure a project's successful completion - on time and within budget estimates. By providing ongoing documentation of systems changes as they evolve, MigrationSUITE(TM) protects a company's investment in its enterprise information systems.

PRODUCT LINES

         The MigraTEC MigrationSUITE(TM) assists in the migration and porting of software written in the C/C++ language from one technological environment to another (for example, Win32 to Win64, Unix to Unix, Windows to Unix/Linux and vice versa). The underlying breakthrough technology that makes this possible is MigraTEC's proprietary source code analysis and migration engine called the Migration Workbench(TM). The Company's products are built on the Migration Workbench(TM) technology and facilitate solutions to migration problems related to specific platform problem domains. The "Direct(TM)" series of products assists customers in migrating applications from one platform/operating environment to another. The Company's "64Express(TM)" product series helps customers deliver their applications on the new 64-bit operating systems, including Windows 2000/64, Linux IA64 and AIX 5L among others.

The Company's existing product line consists of the following:

MigrationSUITE(TM) to Windows includes:

          o Visual Direct(TM) assists in the migration of Unix applications to Microsoft Windows Visual Studio.

          o 64Express(TM) to Windows enables rapid migration of existing 32-bit Windows applications to 64-bit Windows on Intel's IA-64 architecture.

MigrationSUITE(TM) to Linux includes:

          o 64Express(TM) to Linux enables rapid migration of existing 32-bit Linux e-commerce applications to 64-bit Linux on Intel's IA-64 architecture.

MigrationSUITE(TM) to AIX includes:

          o VA Direct(TM) addresses the first step in migrating AIX applications to the new AIX 5L for IA-64, which is upgrading applications to the most current version of IBM's Visual Age compiler.

          o 64Express(TM) to AIX 5L enables rapid migration of existing 32-bit AIX applications to 64-bit AIX on Intel's IA-64 architecture.

Current product development efforts will leverage the underlying Workbench technology by building specific tools to assist businesses in cross platform migrations among platforms and software code analysis.

         At the core of the MigrationSUITE(TM) is a patent-pending technological engine, which the Company believes to have broader applicability in solving additional business problems in both the applications as well as the operations portion of the information technology world.

         This core source code analysis engine supports a large variety of existing and potential products focused on migration (to a new processor - 64Express(TM), a new Compiler version - VA Direct(TM) or operating system (such as "To Linux")). It can also provide analytical data to permit automated documentation of application architecture in support of Client/Server Tier isolation, reoffering of embedded User Interface code with a Java Client, or a suite of tools to support maintenance of an existing set of source code.

COMPETITIVE ADVANTAGES

         Unique and Proprietary Software Addressing a Market Need

         Over the past two years, the Company has invested the majority of its efforts in developing its code engines and building their unique propagation abilities across the industry's major hardware and software platforms. This investment has created a technological advantage in the Company's proprietary source code analysis engine. Unlike the traditional and manual approaches to analyzing source code by (i) text scanning, (ii) using a formal specification language or (iii) mathematical rendering in algebraic notation, MigraTEC uses syntactic and semantic analysis based on a customized parse of the source code. This approach automatically permits:

         o extraction of contextual attributes to support identification of issues specific to a migration such as a 32-bit to 64-bit upgrade;

         o        identification of data relationships and sequences;

         o        data flow tracing to identify the impact of a change; and

         o        grouping or extraction of related data and functionality.

         Upgrades Legacy Software at Low Cost

         The Company believes that its migration solutions produce the following key benefits for businesses:

         o Significantly reduces the cost of migrating software while dramatically enhancing the quality of the end product.

                  o        Reduces average time for migration by over 60%;

                  o Reduces labor input into migration effort on average by over 80%;

                  o Reduces test cycle dramatically by producing virtually error-free source code due to automated generation capability; and

                  o Greatly improves accuracy of project planning efforts by providing accurate data concerning the effort which is otherwise unavailable.

         o Maximizes current technology investment. A business can retain the functionality of current software applications as they are upgraded or migrated to a new operating system, thereby maximizing the investment in their current technology.

                  o        Businesses do not have to rewrite custom code;
                           instead, they can migrate it in a cost effective manner.

         o Minimizes or eliminates retraining expense. Much of the productivity that comes from new technology can be exploited without the corresponding need to retrain every user of that technology. Migration of the user interface allows the application to keep the current "look and feel" on the new platform, thereby eliminating otherwise significant retraining expense.

         o        Focuses information systems staff on application enhancements.
                  Skilled information systems staff is a precious commodity and should be assigned to projects with the highest return on investment to the business. By using the Company's automated technology, such staff will not be burdened with the time-consuming process of manual migration.

                  o In today's labor-constrained environment, most information systems departments and software businesses are under tremendous pressure to develop new products that will generate incremental revenue. Migrating applications manually only helps protect existing revenue streams. Automated migration frees those precious technical resources to focus on new revenue streams while safeguarding existing revenue streams.

         o Significantly reduces the time required for development of new software versions.

                  o In the technology sector, time to market often determines success or failure. Because automated migration is more than 60% faster than writing an application from scratch or manually moving it, businesses who avail themselves of MigraTEC's automated migration products and expertise may have an immediate and significant competitive advantage over their competition.

         o Extends life of software applications. Due to the frequent and dramatic changes in computing technology, vendors may abandon a platform. MigraTEC's technology allows software vendors to offer customers the tactical alternative of simply migrating their current applications to a new platform.

                  o Due to the prohibitive cost of traditional migrations, vendors have abandoned platforms instead of incurring the cost of maintaining them for customers. MigraTEC's technology and expertise dramatically reduces the cost of the migration, making the extension of life of the software or the supporting of an old platform possible.

         Industry Acceptance and Partners

         In April 2000, following extensive collaboration, the Company granted Intel a license for its internal use of the Company's migration software products in support of the new Intel(R) Itanium(TM) 64-bit chip, which is expected to enter the market by the end of the first half of 2001. In May 2000, the Company entered into a consulting agreement with Dell Corporation to provide migration technology and process consultation services to Dell Precision Workstation ISVs and customers. These ISVs and customers can and have used the Company's technology to upgrade an initial software application to the Intel(R) Itanium(TM) 64-bit platform. IBM has included the Company in its AIX 5L Beta Program, which allows the Company to further develop its products to complement IBM's new AIX 5L Operating System for the 64-bit processor. Additionally, the Company expects to establish similar relationships with other vendors.

         Highly Experienced Management Team

         MigraTEC's executive management team consists of a mix of software industry veterans and business professionals and is uniquely qualified to lead and manage a rapidly growing technology business in today's competitive environment.

PRODUCT DEVELOPMENT

         The Company's current technology is primarily focused on (i) automating the migration of software from 32-bit to 64-bit environments and (ii) automating migrations of software from one 32-bit environment to another to capitalize on the market presented by server consolidation activities. The Company also has aggressive plans to leverage the proprietary core software analysis technology it has developed to solve a variety of additional IT related business problems. Specifically, these plans focus on delivering operations/maintenance solutions for use by systems integrator consultants and virtually every IT department in businesses throughout the U.S. These solutions are designed to substantially increase the efficiency of both consultants and IT departments by providing real-time visibility into the software environment in which one is operating, and to allow users to not only document changes they make to that environment, but also to see the impact of those changes prior to making them.

         The Company is also currently evaluating the market potential for additional future products, such as computer language conversion software and products to address the burgeoning wireless marketplace.

         The Company previously announced formalized efforts to better protect its intellectual property. The first phase of this initiative resulted in a patent application for "System and Method for Automated Identification of Computer Program Code Fragments with Variable Confidence Factors." Claims have been allowed and an issue fee has been submitted to the Patent and Trademark office; therefore, the Company expects this patent to be issued in mid-2001. MigraTEC intends to continue such efforts by seeking additional patents as warranted.

TECHNOLOGY PARTNERS

         Today, Intel and IBM are the two primary technology partners for the Company. MigraTEC is developing and formalizing relationships with additional technology partners, including Microsoft, Sun Microsystems and Hewlett-Packard.

DISTRIBUTION STRATEGY

         MigraTEC currently has a direct sales force that generates revenue by licensing its products to both ISVs and other businesses. The Company intends to leverage the capabilities and relationships of the major systems integrators to introduce its technology to the market in a timely and efficient manner. The Company generates revenue by licensing its technology to systems integrators who act as distribution partners by using the Company's solutions to perform outsourced projects for their own consultants. The Company anticipates these licenses to be structured primarily on a per line of code pricing basis. Additionally, MigraTEC plans to generate another stream of revenue through the direct delivery of migration and consulting services.

         During the development and initial market introduction of the Company's MigrationSUITE(TM) products, the Company forged a series of significant and invaluable relationships with industry partners such as Intel, Dell and IBM and expects to build additional partnerships to meet key business needs. To date, these partners have facilitated the Company's development by providing it with technical resources to speed the adaptation of MigraTEC's technology to their platforms, by providing beta customers and by assisting in marketing the MigrationSUITE(TM) to their customers and industry partners.

         In order to leverage existing customer bases and sales and marketing infrastructures, the Company's sales model focuses on developing relationships with large organizations that provide application development, maintenance, conversion and upgrade services. Currently, MigraTEC's primary strategy is to partner with technology companies introducing 64-bit operating systems and hardware and to focus on offering migration of software to run on these systems. The Company's management believes that its partnering strategy will provide:

         o Partners that can direct development efforts towards emerging markets and growing customer bases;

         o Partners with extensive sales and marketing resources and a vested interest in placing the end product into the market; and

         o        Funding necessary to expand key development efforts.

COMPETITION

         Currently the Company is not aware of any direct competitors (e.g., other companies with an automated software solution to the migration problem), although the Company expects that some will emerge as the market develops. The competitive set therefore really consists only of the manual migrations performed by either a company's internal staff using "home grown" tools, or a professional service provider/systems integrator (such as IBM Global Services or EDS). The Company believes that the value proposition of its code engines is so compelling that these organizations and their efforts should be viewed not as competitors, but rather as potential customers whose jobs will be significantly simplified and whose performance will be dramatically improved through the use of MigraTEC's solutions.

-----------------------------------------------------------------------------------------------------------------------------------
   MIGRATION METHOD      MANUAL MIGRATION         USE OF "HOME GROWN TOOLS"(1)              MIGRATEC MIGRATION WORKBENCH(TM)
-----------------------------------------------------------------------------------------------------------------------------------
PROS:                o    Can ultimately        o    Fairly inexpensive           o    Extremely short cycle
                          be done in most       o    Quicker than manual          o    Very thorough
                          every situation                                         o    Consistent methodology results in very
                                                                                       high quality work
                                                                                  o    Very low labor content (roughly 10% of
                                                                                       manual needs)
                                                                                  o    Relatively inexpensive
-----------------------------------------------------------------------------------------------------------------------------------
CONS:                o    Very time             o    Only works well with         o    Cost and time to train may exceed
                          consuming                  relatively "clean" code           benefits in certain cases involving small
                     o    Extremely labor       o    Very labor intensive              amounts of clean code
                          intensive and              and costly
                          costly, especially    o    Slow - fairly long
                          if systems                 cycle time
                          integrators are used  o    New tools must be
                     o    Long cycle time            developed for most
                     o    Lots of QA/Test            situations
                          required              o    Lots of QA/Test
                                                     required
-----------------------------------------------------------------------------------------------------------------------------------

--------------

(1) Software utilities that are built by systems integrators or independent software vendors on behalf of an in-house IT department. These utilities are usually focused on performing only a very specific portion of a code migration.

EMPLOYEES

         As of March 13, 2001, MigraTEC employed approximately 43 full-time personnel, 25 of which are engineers concentrating on developing the Company's software products and platforms, and engaged approximately 3 contract programming consultants for particular projects. None of these employees are covered by collective bargaining agreements and management believes its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES

         MigraTEC does not own any real property. MigraTEC's headquarters are located in Farmers Branch, a suburb of Dallas, Texas. The lease on MigraTEC's office space extends through February 2004 with an option to renew for an additional 60 months at the then prevailing rate and consists of approximately 12,313 square feet. Current annual rents are $203,724.

ITEM 3. LEGAL PROCEEDINGS

         On July 24, 1998, Carroll Independent School District filed suit against MigraTEC in District Court, Tarrant County, Texas, seeking payment for unpaid business and personal property taxes (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for the plaintiff in the amount of $90,056.45, which includes interest and court costs.

         From time to time MigraTEC is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, MigraTEC is not aware of any current or pending litigation or proceedings that would have a material adverse effect on MigraTEC's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of MigraTEC's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol "MIGR". The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for the Company's common stock. The following table sets forth the high and low closing bid prices for the Company's common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The approximate number of holders of record of MigraTEC common stock on March 13, 2001 was 831.

                                              HIGH       LOW
                                            --------  --------
                     2000
                          First Quarter     $ 3.2813  $ 0.2900
                          Second Quarter      2.6875    0.7188
                          Third Quarter       1.4688    0.8750
                          Fourth Quarter      1.0156    0.2031
                     1999
                          First Quarter       0.5000    0.1150
                          Second Quarter      0.4200    0.1450
                          Third Quarter       0.3900    0.0950
                          Fourth Quarter      0.3200    0.1700

DIVIDENDS

         The Company has not declared or paid any cash dividends or distributions on its common stock during the past two fiscal years or during 2001. For the foreseeable future, the Company expects to retain any earnings to finance the operation and expansion of its business. The declaration of dividends in the future will be determined by the Company's Board of Directors based upon earnings, financial condition, capital requirements and other relevant factors.

         Pursuant to the shareholders agreement between MigraTEC and certain stockholders, dated as of January 25, 2000, the Company may not declare or pay dividends, or make any distribution with respect to, MigraTEC capital stock without the approval of 70% of the members of the Company's Board of Directors.

         MigraTEC's agreement with MJ Capital Partners III, L.P., dated November 16, 1998, restricts the Company's ability to declare or pay any dividends as long as any obligation under the agreement remains outstanding. Pursuant to the Assignment and Assumption Agreement, dated as of January 26, 2001, MJ Capital Partners III, L.P. assigned its rights and obligations under the agreement to BEM Capital Partners, L.P., leaving the provisions of the agreement unchanged.


RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 2000, MigraTEC sold its unregistered securities in the transactions described below. Unless stated otherwise below, for each such transaction, exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by MigraTEC under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and under comparable limited offering exemptions under state securities laws, as a transaction by an issuer which does not involve a public offering.

         During the fourth quarter of 2000, MigraTEC issued to an investor an aggregate of 570,281 shares of its common stock at $0.075 per share, pursuant to a stock option agreement which grants an option to purchase up to an aggregate of 5,903,614 shares of the Company's common stock. As of December 31, 2000, an aggregate of 4,000,000 option shares remained exercisable at the greater of (i) $0.20 or (ii) 50% of the previous five-day average closing bid price per share of the Company's common stock for the five trading days immediately prior to exercise. Such option expires equally on May 13, 2001 and November 13, 2001. In January 2001, MigraTEC agreed to modify the exercise price for the 2,000,000 options expiring May 13, 2001 to $0.18 per share in exchange for immediate exercise. MigraTEC agreed to payment terms of $120,000 within forty-five days from the date of exercise on February 16, 2001 and payments of $80,000 on March 15, 2001, April 15, 2001 and May 15, 2001. In February and March 2001, the investor exercised an aggregate of 1,111,110 of such options.

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

         Management believes that the net loss for the year ended December 31, 2000 was primarily due to the Company's focus on development activities which did not produce significant revenue but which, nevertheless, allowed MigraTEC to significantly develop its upgraded 32 to 64-bit migration technology, as well as enhance other automated migration tools. Management believes that its development activities in 2000 positioned MigraTEC for the introduction of its technology into the market during 2001.

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

         The demand for MigraTEC's 32 to 64-bit migration products and services largely depends on the introduction of the Intel(R) Itanium(TM) 64-bit processor, which was originally expected in the summer of 2000. During the quarter ended September 30, 2000, Intel released an earnings report announcing that introduction of the Intel(R) Itanium(TM) 64-bit processor would be delayed until the first half of 2001. MigraTEC's management believes that this delay will result in a similar delay in the demand for MigraTEC's initial products and services, but will not substantially impact the longer-term potential market for the Company's products and services. However, if the Intel(R) Itanium(TM) 64-bit processor is not successfully introduced in the first half of 2001, MigraTEC's results of operations and financial condition will be materially adversely affected.

         In May 2000, MigraTEC entered into a consulting agreement with Dell to provide migration technology expertise, migration process expertise, process consultation services and Migration Workbench(TM) technology to a minimum of ten Dell precision Workstation ISVs and customers. This agreement provides these ISVs and customers the opportunity to upgrade an initial software application to the 64-bit Intel(R) Itanium(TM) platform using MigraTEC's technology. The initial applications represent only a small fraction of the total code needing to be migrated. MigraTEC believes that the Company will have the opportunity to contract with these ISVs and customers to upgrade a significant number of additional applications as a result of this agreement.

         During the second quarter of 2000, MigraTEC also began working with IBM's Monterey development team to adapt MigraTEC's software migration technology to provide an automated path for migrating 32-bit applications to the 64-bit Monterey environment. Management believes that this is the first step in introducing MigraTEC's software migration technology to IBM's ISVs and the UNIX marketplace. IBM renamed its Monterey Operating System AIX 5L in the summer of 2000.

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

         During 2000, MigraTEC's revenues decreased by approximately 78% to $201,500, compared to $905,179 for 1999. Management believes that this decrease is attributable to MigraTEC shifting its strategic focus from selling Y2K products in 1999 to development of its new technology.

OPERATING EXPENSES

         MigraTEC's total operating expenses increased by approximately 58% to $6,595,313 during 2000, compared to $4,178,175 for 1999.

         The majority of MigraTEC's costs and expenses are related to compensation costs. MigraTEC's operating expenses were higher in 2000 as compared to 1999 because MigraTEC employed an average of 38 individuals during 2000, as compared to an average of 26 individuals in 1999.

         Costs of revenues decreased approximately 65% to $50,173 during 2000, as compared to $141,650 for 1999. Costs of revenues in 2000 and 1999 consist of personnel costs and benefits directly attributable to the associated revenues. This decrease is a result of MigraTEC's change in focus from selling and servicing its Y2K products to selling and marketing its software migration technology.

         Selling and marketing expenses increased approximately 260% to $1,021,142 during 2000, as compared to $283,491 for 1999. This increase was the result of MigraTEC adding an average of 3 individuals to its selling and marketing staff in 2000. This represents an increase of 78% over 1999 staffing levels. Increased staffing was necessary to market its software migration technology. In 2000, MigraTEC incurred expenses of approximately $371,000 for marketing and market research to determine the scope and magnitude of the market for MigraTEC's software migration technology. This represents an increase of approximately $344,000 over 1999.

         Research and development expenses increased approximately 64% to $2,434,125 during 2000, as compared to $1,485,281 for 1999. This increase was the result of MigraTEC adding an average of 9 individuals to its research and development staff in 2000. This represents an increase of 66% over 1999 staffing levels. Additional staffing was necessary to continue development of its software migration technology.

         General and administrative expenses increased 36% to $3,089,873 during 2000, as compared to $2,267,753 for 1999. The increase in general and administrative expenses in 2000, as compared to 1999, was due to increases in
(i) insurance, which increased $106,294; (ii) director fees, which increased $82,500; (iii) legal and accounting fees, which increased $362,129 and (iv) stockholder meeting expenses, which increased $84,290.

         In 2000 MigraTEC issued options to purchase an aggregate of 12,185,382 shares of common stock to directors, officers and employees, some of which have exercise prices less than the market value at the date of grant. The aggregate excess of the market value as compared to the exercise price at the date of grant was deferred and will be amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in 2000 was $1,147,604. This total was expensed $1,014,271, $100,000 and $33,333 to general and administrative, selling and marketing and research and development costs, respectively. In 1999, MigraTEC did not issue any stock options to directors, officers or employees which were exercisable at prices below market value at the date of grant, and MigraTEC did not have any deferred compensation expense from previous grants. In August 1999, MigraTEC entered into a stock option agreement in settlement and replacement of a prior stock option agreement entered into by MigraTEC and EAI Partners, Inc. and recorded an expense of $706,500 which was included in general and administrative expenses. MigraTEC did not incur any similar expense in 2000.

INTEREST AND FINANCING EXPENSE

         MigraTEC's interest and financing expense increased to $3,863,615 during the year ended December 31, 2000, as compared to $415,292 for 1999. Interest expense increased to $3,828,685 during 2000, as compared to $228,299 for 1999. In 2000, the Company recorded $3,750,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. Financing fees decreased 81% to $34,930 during 2000, as compared to $186,993 for 1999. Financing fees in 1999 represent the amortized portion of fees paid in connection with issuance of debt in prior years. This debt was converted into common stock of the Company in 1999.

OTHER NET INCOME

         Other net income in 2000 was $64,298, as compared to $279 in 1999. In 2000, MigraTEC was able to invest in short-term interest bearing investments using funds received from the $3,750,000 convertible secured promissory notes issued in the first and second quarters of 2000.

PROVISION FOR INCOME TAXES

         As a result of operating losses for 2000 and 1999, MigraTEC has not had a federal income tax obligation. During the year ended December 31, 2000, MigraTEC incurred a net operating loss for federal tax purposes of approximately $9,470,000. No tax benefit has been recorded due to the uncertainty that the Company will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The net operating loss carryover for the year ended December 31, 2000 will expire in 2015. MigraTEC has aggregate net operating loss carryforwards for federal tax purposes totaling approximately $19,649,000, which will expire between 2011 and 2015.

EXTRAORDINARY ITEMS

         In 1999, MigraTEC incurred a loss of $496,069 related to the restructuring of MigraTEC's senior secured promissory notes. These notes were in default at maturity in 1999. MigraTEC successfully restructured this debt by converting such notes into MigraTEC common stock at $0.125 per share. Additionally, the exercise price for warrants associated with this debt was reduced from $0.35 per share to $0.20 per share, and the expiration date was extended one year to July 2001.

NET LOSS

         For the year ended December 31, 2000, MigraTEC incurred a net loss of $10,193,130 or $0.13 per share, as compared to a net loss of $4,184,078 or $0.08 per share for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $5,097,689 for 2000, which resulted from the operating loss, decreased principally by non-cash charges of $5,095,441. This compares to net cash used by operating activities of $2,339,753 for 1999, which resulted from the operating loss, decreased principally by non-cash charges of $1,844,325.

         At December 31, 2000, MigraTEC had a net working capital deficit of $772,853, compared to a net working capital deficit of $1,394,471 at December 31, 1999.

         At December 31, 2000, MigraTEC had cash of $242,254 and $15,000 in outstanding accounts receivable, compared to cash of $1,417 and $160,700 in outstanding accounts receivable at December 31, 1999.

         At December 31, 2000, MigraTEC's outstanding debt obligations included
(i) $565,000 in a short-term promissory note, (ii) $3,750,000 in two long-term convertible notes, (iii) $28,565 in a note payable relating to a settlement with a former employee, and (iv) $958 in advances from an investor. At December 31, 1999, the Company's outstanding debt obligations included (i) $273,341 in short-term loans (net of $19,159 unamortized discount), (ii) $56,165 in other notes payable relating to settlements with a vendor and a former employee, (iii) $532,545 in advances from outside investors, (iv) $61,503 due to a consultant for services, and (v) $58,362 (net of $1,638 unamortized discount) in advances from a director and officer.

         During 2000, MigraTEC received net proceeds of $5,517,070 from financing activities. MigraTEC received (i) $2,177,108 in connection with the issuance of common stock, and (ii) $4,315,000 in proceeds from long and short-term loans from three investors. The cash proceeds were offset by $975,038 expended for the repayment of principal of short-term loans from various investors, directors, an officer and obligations under capital leases. During 1999, the Company received net proceeds of $2,423,435 from financing activities. The Company received (i) $1,738,197 in connection with the issuance of common stock, and (ii) $923,206 in proceeds from short-term loans from various investors, directors and an officer. The cash proceeds were offset by $237,968 expended for the repayment of principal of short-term loans from various investors, directors, an officer and obligations under a capital lease.

         MigraTEC had substantial operating losses during 2000 and the prior three years. MigraTEC began active operations in January 1991, and while MigraTEC has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the years ended December 31, 2000, 1999, 1998 and 1997, MigraTEC incurred net losses of $10,193,130,
$4,184,078, $3,458,075 and $2,517,606, respectively. At December 31, 2000,
MigraTEC had an accumulated deficit of $21,831,317.

         In January 2000, MigraTEC entered into a private placement agreement that has provided it with $3,750,000, which is the maximum funding under this agreement. MigraTEC plans to raise additional capital in 2001 to fund expanded sales and marketing as well as development efforts and other normal operating costs. MigraTEC will need substantial additional capital over the next twelve months to develop and aggressively market its new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

         o internal technological developments and those of MigraTEC's technology partners, such as Intel, IBM and Dell;

         o the successful introduction of the Intel(R)Itanium(TM)64-bit processor in the first half of 2001;

         o rapid and wide-spread adoption of automated migration technology;

         o further development and protection of MigraTEC's proprietary software products and services;

         o expansion of MigraTEC's marketing program and market acceptance of its products and services;

         o capacity to further identify MigraTEC as a migration solutions provider;

         o MigraTEC's ability to control increases in expenses associated with sales growth and other costs;

         o        the availability of substantial additional funding; and

         o MigraTEC's ability to attract and maintain a skilled and cohesive management group.

         MigraTEC's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for software migration software, services and related products. If MigraTEC is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, MigraTEC will be unable to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required to be filed under this Item are enclosed as pages F-1 to F-21 elsewhere in this report. See "Index to Consolidated Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the directors and executive officers of MigraTEC:

              NAME                    AGE                  POSITION
              ----                    ---                  --------
Kevin C. Howe                         52       Chairman of the Board
W. Curtis Overstreet                  55       Director and Chief Executive Officer
T. Ulrich Brechbuhl                   37       President, Chief Financial Officer and Secretary
Rick J. Johnson                       42       Chief Operating Officer
Richard A. Gray, Jr.                  52       Director
Drew R. Johnson                       32       Director

         Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualify.

         Kevin C. Howe has been a director and Chairman of the Board since January 2000. Since May 1991, Mr. Howe has been President of Sage U.S., Inc., a business software publisher. Since March 1999, Mr. Howe has also been the general partner and manager of Mercury Ventures, Ltd., a venture capital firm in Dallas, Texas. Mr. Howe also serves on the board of directors of The Sage Group plc, a publicly traded accounting software publisher in the United Kingdom.

         W. Curtis Overstreet has served as Chief Executive Officer and as a director of MigraTEC since April 1997 and served as President from April 1997 through October 2000. From October 1994 to March 1997, Mr. Overstreet was Regional Vice President for Software AG, Americas, based in Dallas, Texas.

         T. Ulrich Brechbuhl has served as Chief Financial Officer of MigraTEC since March 1, 2000 and President since the third quarter of 2000. From 1997 until joining MigraTEC, Mr. Brechbuhl was Chief Financial Officer and a founding partner of Thayer Aerospace, L.L.C. ("Thayer"), a Wichita, Kansas-based manufacturer of precision machined parts for the aerospace industry. He continues to serve as a director for Thayer. Prior to joining Thayer, Mr. Brechbuhl worked as a consultant and manager with Bain & Company, Inc. in Boston, Massachusetts and Dallas, Texas, for four years, where he focused on high technology and aerospace industries.

         Rick J. Johnson has served as the Chief Operating Officer of MigraTEC since July 1997, and served as Secretary from July 1997 to March 1998. From 1995 to July 1997, Mr. Johnson was with Software AG, Americas, based in Dallas, Texas, where he served as Director of Operations Support - Integrated Business Solutions, Director of Applications Solutions and Business Manager - West U.S. Area.

         Richard A. Gray, Jr. has served as a director of the Company since April 1998. Since 1985, he has been President and owner of Gray & Company Realtors, Inc., a commercial real estate brokerage and developer in U.S. and Asian markets based in Dallas, Texas.

         Drew R. Johnson has served as a director of the Company since January 2000. He has been a principal of Cardinal Investment Company ("Cardinal"), a venture capital firm in Dallas, Texas, since 1997. Prior to joining Cardinal, Mr. Johnson was employed with the consulting firm of McKinsey & Company.

         No family relationships exist among the directors and executive officers of the Company.

         No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer, promoter or control person of the Company.

SIGNIFICANT EMPLOYEES

         Joseph B. Meredith was Vice President of Business Development from 1997 to February 2001 and has been Vice President of Sales since February 2001. Prior to joining MigraTEC, Mr. Meredith was an account executive for Software AG, Americas, based in Dallas, Texas from 1995 to 1997.

         Sheldon Travis, Vice President of Research, has been with the company since 1995. He has also held senior engineering positions (for both software and hardware) with a variety of companies including Xerox, Adobe and Sprint, and has degrees in both Electrical Engineering and Computer Sciences.

         Simon Mak joined MigraTEC as Vice President of Marketing in July 2000. Mr. Mak has provided consulting services to various Internet start-ups, and previously worked in sales for Mercury Interactive Corporation, where he assisted in establishing the company's Dallas regional office. Mr. Mak has also worked in sales and engineering for Digital Equipment Corporation and Raytheon.

         Tamie Joeckel, Vice President of Business Development, joined MigraTEC in February 2001. Ms. Joeckel's business operations experience spans multiple industries and practices, including serving as Chief Financial Officer for a medium-sized holding company and as a financial systems consultant for Arthur Andersen & Co. She gained channel management and marketing expertise in her position as marketing manager for IBM. Upon leaving IBM, Ms. Joeckel started her own computer systems consulting firm, which she sold to Vectrix Corporation, an Internet full-service provider, in the summer of 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that MigraTEC's directors, executive officers and persons who own more than 10% of the Company's outstanding common stock file initial reports of ownership and reports of changes in ownership of the Company's common stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of the Company's outstanding common stock are required by the SEC to furnish MigraTEC with copies of all Section 16(a) reports they file.

         Based on a review of reports filed by the Company's directors, executive officers and beneficial holders of 10% or more of the Company's shares of common stock, and upon representations from those persons, MigraTEC believes that all SEC stock ownership reports required to be filed by those reporting persons during 2000 were timely made, except as follows: Each of Mr. Payne, MT Partners, L.P. and Mercury Fund No. 1, Ltd. failed to file Form 3s on a timely basis, and Mr. Thomas H. Cabe failed to file a Form 3 on a timely basis in 1998; Mr. Gray failed to file one Form 4 on a timely basis in 2000 and two Form 4s on a timely basis in 1999 and Mr. Cabe failed to file one Form 4 on a timely basis in each of 1998 and 1999; and Mr. Cabe failed to file one Form 5 on a timely basis in each of 1999 and 2000.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         During the year ended December 31, 2000, an aggregate of $82,500 was earned by directors for serving on the Company's Board of Directors. Directors who are not officers or employees of MigraTEC received $10,000 annually, or $2,500 per fiscal quarter, while serving on the Board. Mr. Kevin Howe received $60,000 annually, or $15,000 per fiscal quarter, while serving as Chairman of the Board. Directors were also reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the total compensation paid or accrued by MigraTEC for the three years ended December 31, 2000 on behalf of each of the executive officers of MigraTEC.

                          SUMMARY OF COMPENSATION TABLE

           NAME AND                                                    OTHER ANNUAL        LONG TERM            ALL OTHER
      PRINCIPAL POSITION                                               COMPENSATION       COMPENSATION        COMPENSATION
      ------------------                                               ------------       ------------        ------------
                                  YEAR          SALARY        BONUS                        OPTIONS (#)
                                  ----          ------        -----                       ------------
W. Curtis Overstreet              2000         $127,500        -0-         $18,150 (1)     3,000,000  (2)              -0-
      Chief Executive Officer     1999         $140,000        -0-                 -0-                -0-              -0-
                                  1998         $132,917        -0-         $27,404 (3)     6,000,000  (4)              -0-

T. Ulrich Brechbuhl               2000         $123,333        -0-                 -0-     3,500,000  (2)              -0-
      President, Chief Financial  1999              -0-        -0-                 -0-                -0-              -0-
      Officer and Secretary       1998              -0-        -0-                 -0-                -0-              -0-

Rick J. Johnson                   2000         $128,917        -0-                 -0-       937,500  (2)              -0-
     Chief Operating Officer      1999         $117,000        -0-                 -0-                -0-              -0-
                                  1998         $121,833        -0-                 -0-     1,500,000  (4)              -0-

-----------

         (1) Housing allowance paid directly to Chelsea Homes, Inc. on behalf of Mr. Overstreet. Mr. Deane Watson, a former director of MigraTEC, is President of Chelsea Homes, Inc.

         (2) Options to purchase shares of MigraTEC common stock granted in 2000.

         (3)  Commissions paid to Mr. Overstreet based on revenue.

         (4) These options to purchase shares of MigraTEC common stock were granted in 1998 and voluntarily reduced by each holder by 50% in September 1999. As a result of such reduction, Mr. Overstreet and Mr. Rick Johnson had options to purchase 3,000,000 shares and 750,000 shares of MigraTEC common stock, respectively, as of December 31, 1999.

The following table sets forth information with respect to stock options to purchase MigraTEC common stock issued to the Company's executive officers during the year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                      NUMBER OF              PERCENT OF TOTAL
                                     SECURITIES             OPTIONS GRANTED TO      EXERCISE     MARKET
          NAME AND                UNDERLYING OPTIONS        EMPLOYEES IN FISCAL       PRICE       PRICE         EXPIRATION
      PRINCIPAL POSITION               GRANTED                  YEAR (1)             ($/SH)     ($/SH)(2)          DATE
      ------------------          ------------------        -------------------     --------    ----------  -----------------
W. Curtis Overstreet                  1,500,000                  12.84%               $0.20       $0.73      January 30, 2010
      Chief Executive Officer           750,000                   6.42%               $0.75       $0.73      January 30, 2010
                                        750,000                   6.42%               $0.22       $0.22     December 28, 2010

T. Ulrich Brechbuhl                     600,000                   5.13%               $0.75       $2.58     February 21, 2010
      President, Chief Financial      2,900,000                  24.82%               $0.22       $0.22     December 28, 2010
      Officer and Secretary

Rick J. Johnson                         250,000                   2.14%               $0.75       $0.73      January 30, 2010
      Chief Operating Officer           375,000                   3.21%               $0.20       $0.76      January 31, 2010
                                        312,500                   2.67%               $0.22       $0.22     December 28, 2010

----------

         (1) Percent of Total Options is based on options to purchase a total of 11,685,382 shares of MigraTEC common stock granted to employees during the year ended December 31, 2000.

         (2) The Company deferred the aggregate excess of the market value as compared to the exercise price at the date of grant. Such amount will be amortized as compensation expense over the respective vesting periods.

The following table sets forth information with respect to stock options exercised and held by the Company's executive officers as of December 31, 2000. The closing bid price for MigraTEC common stock on December 31, 2000 was $0.2188.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                      SHARES          VALUE       UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
            NAME AND               ACQUIRED ON      REALIZED         OPTIONS AT FY-END         FY-END EXERCISABLE/
       PRINCIPAL POSITION            EXERCISE          ($)       EXERCISABLE/UNEXERCISABLE         UNEXERCISABLE
       ------------------          -----------      --------     -------------------------    -----------------------
W. Curtis Overstreet
      Chief Executive Officer       525,000 (1)     $909,043       2,850,000 / 2,625,000         $51,230 / $23,500

T. Ulrich Brechbuhl
      President, Chief Financial
      Officer and Secretary             -0-            -0-          100,000 / 3,400,000              -0- / -0-

Rick J. Johnson
     Chief Operating Officer          300,000       $230,625         554,167 / 833,333            $9,635 / $5,875

----------

         (1) On January 25, 2000 and March 28, 2000, Mr. Overstreet transferred options to acquire 125,000 and 400,000 shares of MigraTEC common stock, respectively, to certain individuals in exchange for releases from prior obligations. The options were exercised in June 2000 and March 2000, respectively.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         The Company entered into an employment agreement with Mr. Curtis Overstreet, the Company's Chief Executive Officer, dated April 10, 1997, providing for an annual base salary (currently $140,200) and incentives for salary increases and bonuses to be determined by and subject to the discretion of the Company's Board.

         The Company entered into an employment agreement with Mr. Rick Johnson, the Company's Chief Operating Officer, on July 1, 1997, providing for an annual base salary (currently $135,000) and incentives for salary increases and bonuses to be determined by and subject to the discretion of the Company's Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of common stock for each person who is known by the Company to be the beneficial owner of more than five percent of MigraTEC's voting securities, for each director and named executive officer of MigraTEC, and all directors and executive officers of MigraTEC as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

         All information is as of March 13, 2001. As of such date, 91,991,313 shares of common stock were outstanding. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of March 13, 2001 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

                                              AMOUNT AND NATURE OF
     NAME AND ADDRESS (1)                     BENEFICIAL OWNERSHIP         PERCENT OF CLASS
     --------------------                     --------------------         ----------------
W. Curtis Overstreet                               3,225,000 (2)                  3.39%
T. Ulrich Brechbuhl                                  202,500 (3)                      *
Rick J. Johnson                                      755,834 (4)                      *
Richard A. Gray, Jr.                               3,020,000 (5)                  3.26%
Kevin C. Howe                                     17,039,800 (6)                 15.92%
Drew R. Johnson                                           -0-                       -0-
EAI Partners, Inc.                                 5,903,614 (7)                  6.22%
Thomas H. Cabe                                    10,680,800 (8)                 11.46%
Mercury Fund No. 1, Ltd.                          17,039,800 (9)                 15.92%
MT Partners, L.P.                                 17,210,700 (10)                16.36%
Marshall Payne                                    17,210,700 (11)                16.36%
Directors and Executive Officers as a group       24,243,134                     21.67%

----------

          *   Less than 1%

         (1) The business address for Messrs. Overstreet, Brechbuhl and Rick Johnson is 11494 Luna Road, Suite 100, Farmers Branch, Texas 75234. The address for Mr. Gray is 2611 Cedar Springs, Dallas, Texas 75201. The business address for Mr. Howe and Mercury Fund No. 1, Ltd. is 2707 Hibernia St., Dallas, Texas 75204. The business address for Mr. Payne, Mr. Drew Johnson and MT Partners, L.P. is 500 Crescent Court, Suite 250, Dallas, Texas 75201. The business address for EAI Partners, Inc. is 1900 Corporate Blvd., Suite 305W Boca Raton, Florida 33431. The business address for Thomas H. Cabe is 5114 Yolanda Lane, Dallas, Texas 75229.

         (2) All of these shares are issuable to Mr. Overstreet upon the exercise of outstanding stock options.

         (3) Includes 200,000 shares issuable to Mr. Brechbuhl upon the exercise of outstanding stock options.

         (4) Includes 658,334 shares issuable to Mr. Rick Johnson upon the exercise of outstanding stock options.

         (5) Includes 750,000 shares issuable to Mr. Gray upon the exercise of outstanding stock options, 100,000 shares held by Mr. Gray's spouse and 100,000 shares held by the Gray Family Trust, of which Mr. Gray is the beneficiary.

         (6) Includes 12,200,000 shares issuable to Mercury Fund No. 1, Ltd. upon the conversion of a note and 2,839,800 shares issuable to Mercury Fund No. 1, Ltd. upon the exercise of outstanding warrants to purchase common stock. Mr. Howe exercises voting control over these shares on behalf of the general partner of Mercury Fund No. 1, Ltd. See "Certain Relationships and Related Transactions."

         (7) Includes 2,888,890 shares issuable to EAI Partners, Inc. upon the exercise of a stock option.

         (8) Includes 1,196,800 shares issuable to Mr. Cabe upon the exercise of outstanding warrants to purchase common stock and 3,500,000 shares held by Phoenix Energy Companies, Inc. Mr. Cabe is the President of Phoenix Energy Companies, Inc. and exercises voting control over these shares.

         (9) Includes 12,200,000 shares issuable to Mercury Fund No. 1, Ltd. upon the conversion of a note and 2,839,800 shares issuable to Mercury Fund No. 1, Ltd. upon the exercise of outstanding warrants to purchase common stock.

         (10) Includes 11,800,000 shares issuable to MT Partners, L.P. upon the conversion of a note and 1,410,200 shares issuable to MT Partners, L.P. upon the exercise of outstanding warrants to purchase common stock.

         (11) Includes 11,800,000 shares issuable to MT Partners, L.P. upon the conversion of a note and 1,410,200 shares issuable to MT Partners, L.P. upon the exercise of outstanding warrants to purchase common stock. Mr. Payne exercises voting control over these shares on behalf of the general partner of MT Partners, L.P. See "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January and February 1998, Mr. Deane Watson, a former director of MigraTEC who resigned in November 2000, and Mr. Rick Gray loaned MigraTEC $104,000 and $100,000 respectively, pursuant to convertible notes with interest rates of 10% and 12%, respectively. Mr. Watson and Mr. Gray converted these notes into shares of MigraTEC common stock at $0.20 per share in March 1998. Accrued interest on the notes was paid in April 1998. In connection with this transaction, Mr. Watson and Mr. Gray also received warrants to purchase 100,000 and 50,000 shares of MigraTEC common stock, respectively, at prices of $0.01 to $0.20 per share. Mr. Gray exercised these warrants in March 1999 and Mr. Watson exercised these warrants in January 2000.

         In 1999, Mr. Watson received cash compensation of $1,350 for legal services provided to MigraTEC.

         During 1999, Mr. Watson loaned the Company $25,000 at an interest rate of 10% and received a warrant to purchase 50,000 shares of MigraTEC common stock at $0.01 per share. Mr. Watson exercised these warrants in February 1999 and the loan was repaid in February 2000.

         In August 1999, Mr. Gray loaned the Company $100,000 at an interest rate of 10%. Mr. Gray received a warrant to purchase 20,000 shares of MigraTEC common stock at $0.01 per share for consulting services in connection with this loan, which he exercised in 1999. MigraTEC repaid the loan in September 1999.

         During 1999 and 2000, Mr. Mark Myers, a former executive officer of MigraTEC who resigned in January 2000, received warrants to purchase an aggregate of 7,000 shares of MigraTEC common stock at $.01 per share as compensation for consulting services. He exercised these warrants in January 2000. Mr. Myers also loaned $30,000 to the Company in January 1999 at an interest rate of 16%. The loan was repaid in February 1999. In connection with the loan, Mr. Myers received a warrant to purchase 3,000 shares of MigraTEC common stock at $0.01 per share, which he exercised in 1999.

         In August 1999, MigraTEC entered into an agreement with EAI Partners, Inc. ("EAI") in settlement and replacement of a prior stock option agreement entered into by EAI and the former Chief Executive Officer of MigraTEC in 1996. Pursuant to the August 1999 agreement, EAI was issued an option to purchase an aggregate of 5,903,614 shares of MigraTEC common stock, exercisable as follows:
EAI may acquire 1,903,614 shares at $0.075 per share and the remaining 4,000,000 shares at the greater of $0.20 or 50% of the average closing bid prices per share of MigraTEC common stock for the five trading days immediately prior to exercise. Such option expires equally on May 13, 2001 and November 13, 2001. As of December 31, 1999, EAI had acquired 1,333,333 shares through the exercise of this option. During the fourth quarter of 2000, MigraTEC issued to EAI an aggregate of 570,281 shares of its common stock at $0.075 per share, pursuant to the stock option agreement. As of December 31, 2000, an aggregate of 4,000,000 option shares remained exercisable under the agreement. In January 2001, MigraTEC agreed to modify the exercise price for the 2,000,000 options expiring May 13, 2001 to $0.18 per share in exchange for immediate exercise. The Company agreed to payment terms of $120,000 within forty-five days from the date of exercise on February 16, 2001 and payments of $80,000 on March 15, 2001, April 15, 2001 and May 15, 2001. In February and March 2001, EAI exercised an aggregate of 1,111,110 of such options.

         Mr. Kevin Howe, Chairman, and Mr. Drew Johnson joined the Board in January 2000 as representatives of Mercury Fund No. 1, Ltd. ("Mercury") and MT Partners, L.P. ("MT Partners"), respectively, in connection with the initial tranche of funding in a three-stage $3,750,000 investment in MigraTEC, completed May 1, 2000. As a result of this investment, Mercury and MT Partners each received convertible promissory notes and warrants convertible into an aggregate of up to 17,039,800 and 18,960,200 shares of MigraTEC common stock, respectively. The notes are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. The warrants are exercisable at $0.20 per share and expire in increments of 2,000,000 shares on January 25, 2005, March 31, 2005 and May 1, 2005. As of March 13, 2001, Mercury had converted $250,000 of its convertible promissory note into 2,000,000 shares of MigraTEC common stock and MT Partners had converted $500,000 of its convertible promissory note into 4,000,000 shares of MigraTEC common stock, exercised warrants to purchase 1,750,000 shares of MigraTEC common stock and sold 1,749,500 shares of common stock.

         In December 2000, Mercury loaned the Company $565,000 with an interest rate that varies between 0% and 10%. This loan is due the earlier of December 1, 2001 or upon the occurrence of a qualified financing transaction. Upon the occurrence of a qualified financing, the loan is to be repaid out of the proceeds of the qualified financing; however, at the request of the Company, Mercury will use the loan repayment proceeds to exercise warrants previously issued to Mercury pursuant to the convertible promissory note dated January 25, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits required to be furnished pursuant to Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is hereby incorporated herein by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of March, 2001.

                                                    MIGRATEC, INC.

                                                    By: /s/ W. CURTIS OVERSTREET
                                                       -------------------------
                                                        W. Curtis Overstreet,
                                                        Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

 By:  /s/ W. CURTIS OVERSTREET       Chief Executive Officer       Dated: March 16, 2001
    -------------------------------  and Director
          W. Curtis Overstreet

 By:                                 Chairman of the Board         Dated: March   , 2001
    -------------------------------
          Kevin C. Howe

 By:  /s/ T. ULRICH BRECHBUHL        President, Chief Financial    Dated: March 16, 2001
    -------------------------------  Officer, and Secretary
          T. Ulrich Brechbuhl

 By:  /s/ RICHARD A. GRAY, JR.       Director                      Dated: March 16, 2001
    -------------------------------
          Richard A. Gray, Jr.

 By:  /s/ DREW R. JOHNSON            Director                      Dated: March 16, 2001
    -------------------------------
          Drew R. Johnson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
       REPORT OF INDEPENDENT AUDITORS                                    F-2

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

                Consolidated Statements of Operations                    F-4

                Consolidated Statements of Stockholders' Deficit         F-5

                Consolidated Statements of Cash Flows                    F-6

                Notes to Consolidated Financial Statements               F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors MigraTEC, Inc.

We have audited the accompanying consolidated balance sheets of MigraTEC, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MigraTEC, Inc. and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flow from operations, and net capital deficiency, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                                                      /s/ ERNST & YOUNG LLP
                                                      --------------------------
                                                      ERNST & YOUNG LLP

Dallas, Texas
March 2, 2001

                          MIGRATEC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                              ------------------------------
                                                                                  2000             1999
                                                                              -------------    -------------
ASSETS
CURRENT ASSETS
     Cash                                                                     $     242,254    $       1,417
     Accounts receivable                                                             15,000          160,700
     Other current assets                                                            78,318           28,216
                                                                              -------------    -------------
            Total current assets                                                    335,572          190,333


PROPERTY AND EQUIPMENT, NET                                                         150,093           73,365

OTHER ASSETS
     Deferred financing costs                                                            --           30,000
     Capitalized software costs, net of amortization of $65,317 and $37,500
           in 2000 and 1999, respectively                                            29,776           52,500
     Other assets                                                                     7,756           21,548
                                                                              -------------    -------------
           Total other assets                                                        37,532          104,048
                                                                              -------------    -------------

           Total Assets                                                       $     523,197    $     367,746
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Current portion of long term debt and notes payable, net of unamortized discount of $ 0 and $20,797 in 2000 and 1999,
            respectively                                                      $     574,643    $     953,151
     Accounts payable                                                               297,778          443,539
     Accrued expenses                                                               179,345          164,801
     Deferred income                                                                 55,500           12,000
     Obligation under capital leases                                                  1,159           11,313
                                                                              -------------    -------------
            Total current liabilities                                             1,108,425        1,584,804

LONG-TERM LIABILITIES
     Long-term portion of notes payable                                           3,769,880           28,765
     Long-term portion of obligation under capital leases                             4,203               --
                                                                              -------------    -------------
            Total long-term liabilities                                           3,774,083           28,765
                                                                              -------------    -------------
            Total liabilities                                                     4,882,508        1,613,569

MINORITY INTEREST                                                                    (3,752)          (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock 50,000,000 shares authorized; $0.001 par value;
           none issued or outstanding                                                    --               --
     Common stock $0.001 par value in 2000 and no par value in 1999;
           200,000,000 shares authorized; 91,353,074 and 78,660,189 shares
           issued at December 31, 2000 and December 31, 1999, respectively           91,353        9,912,535
     Additional paid-in capital                                                  20,989,692        2,261,472
     Deferred stock compensation                                                 (1,827,396)              --
     Treasury stock, at cost (9,864,449 shares in 2000 and 1999)                 (1,777,891)      (1,777,891)
     Accumulated deficit                                                        (21,831,317)     (11,638,187)
                                                                              -------------    -------------
            Total stockholders' deficit                                          (4,355,559)      (1,242,071)
                                                                              -------------    -------------

            Total Liabilities and Stockholders' Deficit                       $     523,197    $     367,746
                                                                              =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
REVENUES
 Software licenses                                       $         --    $    417,319
 Consulting services                                          189,067         484,860
 Software maintenance fees                                     12,433           3,000
                                                         ------------    ------------
     TOTAL REVENUES                                           201,500         905,179

COSTS AND EXPENSES
 Cost of revenues                                              50,173         141,650
 Selling and marketing                                      1,021,142         283,491
 Research and development                                   2,434,125       1,485,281
 General and administrative                                 3,089,873       2,267,753
                                                         ------------    ------------
     TOTAL COSTS AND EXPENSES                               6,595,313       4,178,175
                                                         ------------    ------------

LOSS FROM OPERATIONS                                       (6,393,813)     (3,272,996)
 Other income (expense)
     Interest and financing expense                        (3,863,615)       (415,292)
     Other income, net                                         64,298             279
                                                         ------------    ------------
                  TOTAL OTHER INCOME (EXPENSE)             (3,799,317)       (415,013)
                                                         ------------    ------------

LOSS BEFORE EXTRAORDINARY EXPENSE                         (10,193,130)     (3,688,009)

EXTRAORDINARY EXPENSE FOR RESTRUCTURE OF DEBT                      --        (496,069)
                                                         ------------    ------------

            NET LOSS                                     $(10,193,130)   $ (4,184,078)
                                                         ============    ============

LOSS BEFORE EXTRAORDINARY EXPENSE PER COMMON SHARE       $      (0.13)   $      (0.07)

EXTRAORDINARY EXPENSE PER COMMON SHARE                             --           (0.01)
                                                         ------------    ------------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)            $      (0.13)   $      (0.08)
                                                         ============    ============

WEIGHTED AVERAGE COMMON SHARES
            ISSUED AND OUTSTANDING (BASIC AND DILUTED)     79,249,917      53,216,891
                                                         ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      Years Ended December 31, 2000 and 1999

                                                                                       DEFERRED
                                           COMMON         COMMON        ADDITIONAL       STOCK          TREASURY        TREASURY
                                           STOCK          STOCK           PAID-IN       COMPEN-          STOCK           STOCK
                                          (SHARES)        AMOUNT          CAPITAL        SATION         (SHARES)         AMOUNT
                                        ------------   ------------    ------------   ------------    ------------    ------------
Balance at January 1, 1999                54,421,618   $  7,041,890    $    886,458   $         --      (9,864,449)   $ (1,777,891)

Issuance of stock in connection with
private placements for cash               11,679,500      1,459,937              --             --              --              --

Issuance of stock in connection with
conversion of debt to equity               9,059,605      1,132,448         496,069             --              --              --

Issuance of stock in connection with
exercise of options and warrants           3,498,786        278,260              --             --              --              --

Issuance of stock for services rendered           --             --           8,450             --              --              --

Issuance of options-settlement with
EAI Partners, Inc.                                --             --         706,500             --              --              --

Issuance of warrants for financing fees           --             --         163,995             --              --              --

Issuance of stock to employees
under the Employee Stock Purchase
Plan - shares matched by employer                680             --              --             --              --              --

Net loss                                          --             --              --             --              --              --
                                        ------------   ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1999              78,660,189      9,912,535       2,261,472             --      (9,864,449)     (1,777,891)

Issuance of stock in connection with
private placements for cash                2,451,000        306,375              --             --              --              --

Issuance of stock in connection with
the exercise of options and warrants      10,241,885      1,822,498          48,235             --              --              --

Change in par value of common stock               --    (11,950,055)     11,950,055             --              --              --

Deferred stock compensation                       --             --       2,975,000     (2,975,000)             --              --

Deferred stock compensation expense               --             --              --      1,147,604              --              --

Issuance of warrants for financing fees           --             --           4,930             --              --              --


Expense associated with beneficial
conversion feature of convertible debt            --             --       3,750,000             --              --              --


Net loss                                          --             --              --             --              --              --
                                        ------------   ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2000              91,353,074   $     91,353    $ 20,989,692   $ (1,827,396)     (9,864,449)   $ (1,777,891)
                                        ============   ============    ============   ============    ============    ============
                                             ACCUMU-
                                              LATED
                                             DEFICIT          TOTAL
                                           ------------    ------------
Balance at January 1, 1999                 $ (7,454,109)   $ (1,303,652)

Issuance of stock in connection with
private placements for cash                          --       1,459,937

Issuance of stock in connection with
conversion of debt to equity                         --       1,628,517

Issuance of stock in connection with
exercise of options and warrants                     --         278,260

Issuance of stock for services rendered              --           8,450

Issuance of options-settlement with
EAI Partners, Inc.                                   --         706,500

Issuance of warrants for financing fees              --         163,995

Issuance of stock to employees
under the Employee Stock Purchase
Plan - shares matched by employer                    --              --

Net loss                                     (4,184,078)     (4,184,078)
                                           ------------    ------------
Balance at December 31, 1999                (11,638,187)     (1,242,071)

Issuance of stock in connection with
private placements for cash                          --         306,375

Issuance of stock in connection with
the exercise of options and warrants                 --       1,870,733

Change in par value of common stock                  --              --

Deferred stock compensation                          --              --

Deferred stock compensation expense                  --       1,147,604

Issuance of warrants for financing fees              --           4,930


Expense associated with beneficial
conversion feature of convertible debt               --       3,750,000


Net loss                                    (10,193,130)    (10,193,130)
                                           ------------    ------------
Balance at December 31, 2000               $(21,831,317)   $ (4,355,559)
                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 2000 and 1999

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(10,193,130)   $ (4,184,078)
  Adjustments to reconcile net loss to net cash (used by) operating activities:
      Extraordinary expense for restructure of debt                                             --         496,069
      Depreciation and amortization                                                        119,185         172,491
      Deferred stock compensation                                                        1,147,604              --
      Interest expense associated with beneficial conversion feature of
        convertible debt                                                                 3,750,000              --
      (Gain) loss on sale and disposal of assets                                             1,252              --
      Provision for doubtful accounts                                                           --          43,303
      Provision for foreign subsidiary assets                                                   --          36,808
      Warrants issued  for  financing fees                                                   4,930         163,995
      Amortization of discount on notes payable                                             20,797          25,359
      Common stock options and warrants issued  for goods and services                          --           8,450
      Conversion of debt to common stock                                                        --          19,949
      Issuance of options - settlement with EAI Partners, Inc.                                  --         706,500
      Change in assets and liabilities:
               (Increase) decrease in accounts receivable                                  145,700          54,179
               (Increase) decrease in other current assets                                 (50,102)           (120)
               (Increase) decrease in deferred financing costs                              30,000           3,794
               (Increase) decrease in other assets                                          13,792              --
               Increase (decrease) in accounts payable                                    (145,761)         96,244
               Increase (decrease) in accrued expenses                                      14,544           5,304
               Increase (decrease) in deferred income                                       43,500          12,000
                                                                                      ------------    ------------

      Net cash (used by) operating activities                                           (5,097,689)     (2,339,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (173,451)         (9,654)
     Increase in capitalized software costs                                                 (5,093)        (90,000)
                                                                                      ------------    ------------
     Net cash (used in) investing activities                                              (178,544)        (99,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                         4,315,000         923,206
     Proceeds from issuance of common stock                                              2,177,108       1,738,197
     Payments under obligations of capital lease                                            (1,848)        (30,075)
     Repayment of notes payable                                                           (973,190)       (207,893)
                                                                                      ------------    ------------
     Net cash provided by financing activities                                           5,517,070       2,423,435
                                                                                      ------------    ------------
     Net increase (decrease) in cash                                                       240,837         (15,972)

Cash - beginning                                                                             1,417          17,389
                                                                                      ------------    ------------
Cash - ending                                                                         $    242,254    $      1,417
                                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                                    $    124,103    $    228,393
                                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of stock upon conversion of debt to equity                              $         --    $  1,132,448
                                                                                      ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation (the "Company"), is a developer and provider of software technology and expertise that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating and hardware systems.

During 1999, the Company redirected its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32 bit to 64 bit operating systems and associated hardware. The majority of the Company's efforts in 2000 and 1999 were related to research and development activities.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and One Up, Ltd., collectively referred to as "the Company." Intercompany transactions and balances have been eliminated in consolidation.

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

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life, which has been estimated to be 3 years. Amortization expense in 2000 and 1999 was $27,817 and $37,500, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

INCOME TAXES

The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting. Valuation allowances are established when necessary to reduce tax assets to the amount more likely than not to be realized.

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

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


The effect of stock options and warrants that aggregated 31,029,143 and 23,131,381 shares as of December 31, 2000 and 1999, respectively, would be anti-dilutive due to the Company's losses in 2000 and 1999 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 4 are converted, an additional 30,000,000 shares of the Company's common stock would be outstanding.

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

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Such excess is deferred and amortized as compensation expense over the respective vesting periods, which are principally 36 months. See Note 11 regarding the pro forma net loss per common share information as required by the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123).

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

EXTRAORDINARY ITEM

For the year ended December 31, 1999, an extraordinary expense of $496,069 was recorded as the result of a debt restructuring which is more fully discussed in
Note 4.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, (SAB101) "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. It is effective not later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has not had a material effect on the Company's results of operations or financial condition.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $10,193,130 and used cash in operations of $ 5,097,689 for the year ended December 31, 2000. In addition, at December 31, 2000, the Company's current liabilities exceed current assets by $772,853 and the Company has a net stockholders' deficit of $4,355,559. The Company's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for software migration software, services and related products. If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

During 1999, the Company actively sought a large investor to assist in funding the Company's working capital requirements. In January 2000 the Company entered into a private placement agreement that has provided the Company $3,750,000 (See
Note 4). The Company plans to raise additional capital in 2001 to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000 and 1999:

                                                                         2000            1999
                                                                      ------------    ------------
                     Furniture and equipment                          $    854,813    $    706,966
                     Equipment under capital lease                           7,069         101,379
                     Leasehold improvements                                 22,041          30,746
                                                                      ------------    ------------
                                                                           883,923         839,091
                     Less accumulated depreciation and amortization       (733,830)       (765,726)
                                                                      ------------    ------------
                                                                      $    150,093    $     73,365
                                                                      ============    ============

Depreciation expense for the years ended December 31, 2000 and 1999, was $78,126 and $99,397, respectively. Amortization expense for equipment under capital lease and leasehold improvements was $13,242 and $35,594 for the years ended December 31, 2000 and 1999, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 4. NOTES PAYABLE

Notes payable at December 31, 2000 and 1999, include the following:

                                                                                                    2000           1999
                                                                                                 ------------   ------------
              Notes payable to an officer, dated November 12 and 15, 1999, bearing interest at 10% per annum, due upon demand, paid January 2000.  Pursuant to a short-
              term convertible loan and services agreement, the note holder was issued a two-year warrant to purchase 3,500 shares of common stock at $0.01 per
              share in 1999 and an additional 3,500 shares in 2000.                              $         --   $     35,000

              Note payable to a director of the Company, net of unamortized discount of
              $1,638, bearing interest at 10% per annum, due and paid in February 2000. The note holder was issued a two-year warrant to purchase 50,000 shares of common
              stock at $0.01 per share.                                                                    --         23,362

              Note payable to an investor, dated December 1, 2000, with interest varying between 0% and 10%, due the earlier of December 1, 2001 or upon the occurrence of a qualified financing transaction, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 25, 2000.  Upon the occurrence of a qualified financing transaction, the Company has the option to require the note holder to exercise warrants issued with the convertible
              note date January 25, 2000.                                                             565,000             --

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
              More fully described below.                                                           1,975,000             --

              Various one-year notes payable, net of unamortized discount of
              $19,159, bearing interest at 10% per annum, due in February and
              March 2000, paid in February 2000. Note holders were issued two-year warrants to purchase an aggregate of 585,000 shares of
              common stock at $0.01 per share.                                                             --        273,341

              Notes payable to an investor, dated December 4 and December 28,
              1998, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000. In connection with the modification, the note holder was issued two-year warrants to purchase 100,000 shares of common stock at
              $0.01 per share and 100,000 shares of common stock at $0.20 per share.                      958        232,545

              Note payable to an investor, dated December 23, 1999, bearing interest
              at 16% per annum, due January 23, 2000, paid in January 2000.                                --        100,000

              Note payable to an investor, dated December 13, 1999, bearing interest at 16%
              per annum, due December 31, 1999, paid in January 2000. The note holder was issued a two-year warrant to purchase 10,000 shares of common stock at
              $0.01 per share.                                                                             --        100,000

              Note payable to an investor, dated July 29, 1999, bearing interest at 16% per annum, due upon demand with an option to renew monthly with payment of interest and monthly commitment fee of $2,000.  Beginning in September 1999 two-year warrants issued upon each renewal for 10,000 shares of the
              Company's common stock at $0.01 per share, paid January 2000.                                --        100,000

              Note payable to a former employee, dated March 3, 1998, bearing interest at
              14%, payable in monthly installments of $1,000, due December 10, 2003.                   28,565         36,165

              Note payable to a third party, as settlement of suit, dated October 28, 1998, payable in monthly installments of $2,000 with a final maturity of October 1,
              2000.                                                                                        --         20,000

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

                                                                                       2000           1999
                                                                                   -----------    -----------
              Note payable to a consultant for services, dated October 1, 1999, bearing interest at 16% per annum, due and paid January 31, 2000
              The note holder was issued a two-year warrant to purchase 6,150
              shares of common stock at $0.01 per share                                     --         61,503
                                                                                   -----------    -----------
                           Total outstanding, net of unamortized discounts           4,344,523        981,916
                           Less current portion                                       (574,643)      (953,151)
                                                                                   -----------    -----------
                           Long-term portion                                       $ 3,769,880    $    28,765
                                                                                   ===========    ===========

A summary of future maturities follows:

                        YEAR ENDING DECEMBER 31,
                        ------------------------
                                 2001                 $  574,643
                                 2002                      9,926
                                 2003                  3,759,954
                                 2004                         --
                                                      ----------
                                                      $4,344,523
                                                      ==========

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

Effective June 1, 2000, the Agreement was modified to eliminate the Company's obligation to create a new series of convertible preferred stock. The notes have been modified to automatically convert into shares of common stock on the terms described above, upon the earlier of either:

          - The closing of a sale of the Company's common stock, preferred stock or issuance of debt with equity features in one or more transactions in which the Company receives aggregate proceeds of at least $5,000,000; or

          - The first trading day following a period of 90 consecutive trading days, during which the closing sale price of the Company's common stock has been in excess of $1.25, such 90 day period to begin after June 1, 2000.

At the initial closing, the Company issued to the Investors warrants to purchase up to an aggregate of 2,000,000 shares of common stock. On March 31, 2000, the second $1,250,000 was funded by the Investors and the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. On May 1, 2000, the final $1,250,000 was funded by the Investors and the Company issued to the Investors additional warrants to purchase up to 2,000,000 shares of common stock. All of such warrants are exercisable for a period of 5 years from the date of issuance and have an exercise price of $0.20 per share. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices were below the market price of the common stock at the date of issuance. As a result, the Company recorded $3,750,000 of interest expense during the year ended December 31, 2000 in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

In connection with this private financing, the Investors, the Company and certain shareholders executed a Shareholders' Agreement which requires approval of at least 70% of the Company's Board of Directors for any of the following corporate actions:

     1. permitting authorization of additional series or classes of shares of any capital stock resulting in dilution greater than 10% when compared to the fully diluted common stock equivalent position of the Company as of January 25, 2000;

     2. disposing of all or substantially all of the properties or assets of the Company;

     3. merging where such transaction involves greater than 20% of the Company's market capitalization;

     4. voluntarily dissolving, liquidating or partially liquidating the Company;

     5.   incurring additional debt in excess of $250,000;

     6.   incurring any single capital expenditure in excess of $150,000;

     7. declaring or paying any dividend with respect to any capital stock of the Company;

     8.   purchasing any capital stock of the Company;

     9. amending the employment contracts or making material changes to the compensation or severance amounts of certain officers of the Company;

     10. amending, altering or repealing the Company's Certificate of Incorporation or Bylaws; or

     11.  entering into contracts with any affiliate of the Company.

Additionally, the Shareholders' Agreement restricts transfers of the Company's common stock and provides the Investors with a right of first refusal for private transfers of shares of the Company's common stock.

The Company was unable to repay the $1,112,500 of Senior Secured Promissory Notes at maturity on July 1, 1999. During the period September 2, 1999 to November 30, 1999, the Company reached agreements with the holders of the Senior Secured Promissory Notes to convert the $1,112,500 plus $19,949 of accrued interest into 9,059,605 shares of common stock at $0.125 per share. In connection with the conversion of the Senior Secured Notes to equity and extension of the term of the related warrants, the Company recognized an extraordinary expense of $496,069.

During the year ended December 31, 1999, loan origination fees of $1,300 were paid to directors and officers of the Company who granted loans to the Company.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2000 and 1999:

                                                       2000          1999
                                                   -----------   -----------
                 Interest                          $     5,333   $    52,751
                 Legal and professional                 25,797        41,050
                 Salaries and employee benefits        110,516        55,008
                 Contract labor                             --        14,760
                 Deferred rent                          37,274            --
                 Other                                     425         1,232
                                                   -----------   -----------
                                                   $   179,345   $   164,801
                                                   ===========   ===========

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) for the years ended December 31, 2000 and 1999 were comprised of the following:

                                                       2000            1999
                                                   ------------    ------------
                          Interest income          $     65,365    $        269
                          Miscellaneous income              185              10
                          Loss on sale of assets         (1,252)             --
                                                   ------------    ------------
                                                   $     64,298    $        279
                                                   ============    ============

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 7.  INCOME TAXES

Temporary differences that give rise to deferred income tax assets and liabilities are as follows, as of December 31, 2000 and 1999:

                                                     2000           1999
                                                 -----------    -----------
Deferred income tax assets
     Benefit of net operating losses             $ 6,680,691    $ 3,460,863
     Deferred stock compensation                     390,185             --
     Issuance of options - settlement with EAI       240,210        240,210
     Expense associated with restructure of debt      85,846         85,846
     Depreciation                                     85,454         67,881
     Accrued vacation, severance and bonuses          31,145         19,343
     Deferred software revenues                       18,870             --
     Deferred rent expense                            12,673             --
     Other                                            12,580         35,316
                                                 -----------    -----------
                                                   7,557,654      3,909,459
                                                 -----------    -----------

Deferred income tax liabilities
     Abandonment of property and equipment           (36,109)       (36,109)
     Warrants issued for financing fees              (35,025)       (35,025)
     Other                                               (72)           (43)
                                                 -----------    -----------
                                                     (71,206)       (71,177)
                                                 -----------    -----------
     Valuation allowance                          (7,486,448)    (3,838,282)
                                                 -----------    -----------
     Net deferred income tax asset (liability)   $        --    $        --
                                                 ===========    ===========

The net deferred tax asset has been fully reserved due to the uncertainty of generating future taxable income during the carry forward period. The valuation allowance increased by $3,648,166 from December 31, 1999 to December 31, 2000.

The Company's income tax expense (benefit) for the years ended December 31, 2000 and 1999, differed from the statutory federal tax rate as follows:

                                                             2000           1999
                                                         -----------    -----------
Statutory rate applied to loss before income taxes       $(3,465,664)   $(1,422,587)
Permanent differences between financial and tax losses
     Interest expense associated with beneficial
          conversion feature of convertible debt           1,275,000             --
     Expense from exercise of non-qualified
          stock options                                   (1,478,028)            --
     Other                                                    20,526          2,655
Increase in valuation allowance                            3,648,166      1,419,932
                                                         -----------    -----------
Income tax expense (benefit)                             $        --    $        --
                                                         ===========    ===========

Net operating losses generated through December 31, 2000, eligible to be carried forward to future years of approximately $19,649,000 will expire between 2011 and 2015.

NOTE 8. RELATED PARTY TRANSACTIONS

In August 1999, the Company entered into an agreement with EAI Partners, Inc. ("EAI") in settlement and replacement of a prior stock option agreement entered into by EAI and the former Chief Executive Officer of the Company in 1996. Pursuant to the August 1999 agreement, EAI was issued an option to purchase an aggregate of 5,903,614 shares of the Company's common stock, exercisable as follows: EAI may acquire 1,903,614 shares at $0.075 per share and the remaining 4,000,000 shares at the greater of $0.20 or 50% of the average closing bid prices per share of the Company's common stock for the five trading days immediately prior to exercise. As of December 31, 2000, EAI had acquired 1,903,614 shares through the exercise of this option. As a result of this agreement, the Company recorded a loss in the amount of $706,500 as of December 31, 1999, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Mr. Kevin Howe, Chairman, and Mr. Drew Johnson joined the Company's Board in January 2000 as representatives of Mercury Fund No. 1, Ltd. ("Mercury") and MT Partners, L.P. ("MT Partners"), respectively, in connection with the initial tranche of funding a three-stage $3,750,000 investment in the Company, completed May 1, 2000.

As a result of this investment, Mercury and MT Partners each holds convertible promissory notes and warrants convertible into an aggregate of up to 17,039,800, and 18,960,200 shares of the Company's common stock, respectively, which represents approximately 17.29% and 18.88%, respectively, of the total number of shares of the Company's common stock outstanding as of December 31, 2000. The notes are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. The warrants are exercisable at $0.20 per share and expire in increments of 2,000,000 shares on January 25, 2005, March 31, 2005 and May 1, 2005.

In December 2000, Mercury loaned the Company $565,000 with an interest rate that varies between 0% and 10%. This loan is due the earlier of December 1, 2001 or upon the occurrence of a qualified financing transaction. Upon the occurrence of a qualified financing, the loan is to be repaid out of the proceeds of the qualified financing; however, at the request of the Company, Mercury will use the loan repayment proceeds to exercise warrants previously issued to Mercury pursuant to the convertible promissory note dated January 25, 2000.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $16,977 until August 2001 and $18,720 thereafter. The original lease term included three months of free rent, with the first rental payment due August 1, 2000. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of December 31, 2000.

                     YEAR ENDING DECEMBER 31,          AMOUNT
                     -------------------------         ------
                            2001                     $210,696
                            2002                      224,640
                            2003                      224,640
                            2004                       37,440
                      Thereafter                           --
                                                     --------
                                                     $697,416
                                                     ========

Total rent expense for the years ended December 31, 2000 and 1999 was $163,098 and $139,499, respectively.

On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for unpaid business and personal property taxes (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for the plaintiff in the amount of $90,056, which includes interest and court costs. A payable of $91,942 has been recorded for this claim as of December 31, 2000 and 1999.

From time to time the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 10. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Accounts receivable which aggregated $15,000 as of December 31, 2000, have been subsequently collected. The Company's accounts receivables are unsecured.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

For the years ended December 31, 2000 and 1999, significant customers accounted for the percentages of the Company's total revenues as indicated below. Revenues in 1999 were associated with the Company's Y2K product which is no longer being marketed.

                                                              2000        1999
                                                            --------    --------
                             Dell Products, LP                    83%         --%
                             Centura Software Corporation         11          --
                             Ctek, Ltd.                           --          24
                             Sun Professional Services            --          18
                             Federal Express                       6          17
                             EDS                                  --          14
                             Reasoning, Inc.                      --          11
                                                            --------    --------
                                                                 100%         84%
                                                            ========    ========

NOTE 11. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 91,353,074 and 78,660,189 shares were issued, inclusive of treasury stock, at December 31, 2000 and 1999, respectively. As discussed below, the Company reincorporated in Delaware in August 2000 and, in connection with the reincorporation, established a par value of $0.001 per common share. Accordingly, the Board of Directors authorized the stated capital of the Company to be adjusted to reflect this new par value, with a corresponding adjustment to additional paid-in capital.

On June 23, 2000, the Company held its Annual Stockholders' Meeting, at which the stockholders approved reincorporation in Delaware and the creation of blank check preferred stock. The reincorporation was completed in August 2000. As a result, the Company's Board of Directors is now authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion without further stockholder approval. The preferred stock authorized under the Company's previous Florida Articles of Incorporation, none of which was outstanding at the time of reincorporation, was cancelled at the time of reincorporation.

ISSUANCES OF COMMON STOCK

PRIVATE PLACEMENTS

During the first quarter of 2000, the Company completed private placements of 2,451,000 shares of unregistered common stock at a price of $0.125 per share and issued two-year warrants to purchase a total of 490,200 unregistered shares of common stock at $0.20 per share, yielding proceeds of $306,375. As of December 31, 2000, warrants to purchase 438,200 shares of common stock of the original 490,200 remain unexcercised.

During 1999, the Company completed private placements of 11,679,500 shares of unregistered common stock, plus two-year warrants to purchase a total of 2,335,900 unregistered shares of common stock at $0.20 per share, at a price of $0.125 per common share yielding proceeds of $1,459,937.

CONVERSION OF DEBT TO EQUITY

During the period September 2, 1999 to November 30, 1999, the Company issued 9,059,605 shares of common stock in settlement of principal and accrued interest related to the Senior Secured Promissory Notes which became due July 1, 1999 (See Note 4).

EXERCISE OF OPTIONS AND WARRANTS

During 2000 and 1999, the Company issued 10,241,885 and 3,498,786 shares of common stock, respectively, upon exercise of options and warrants yielding proceeds of $1,870,733 and $278,260, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company issued 680 shares of common stock representing the employers match of shares purchased by employees under the Company's Employee Stock Purchase Plan.

WARRANTS

A summary of warrants outstanding as of December 31, 2000 and 1999 is as follows:

                                                                                              2000        1999
                                                                                            ---------   ---------
                    Warrants for purchase of 2,335,900 shares at $0.20 per share, issued in connection with private placements of unregistered common stock in
                    1999, expiring between March and December 2001                          1,974,200   2,335,900

                    Warrants for purchase of 1,000,000 shares at $0.10 per
                    share, issued in connection with the September 1998 private
                    placement of unregistered common stock, expiring September 2001           100,000     950,000

                    Warrants for purchase of 2,147,750 shares of common stock at
                    $0.20 per share, issued in connection with March 1998
                    private placement of common stock, expiring July 2001                     185,750   2,147,750

                    Warrants for purchase of 3,178,591 shares of common stock at
                    $0.20 per share, issued in connection with Senior Secured
                    Promissory Notes, expiring July 2001, as modified in 1999                 142,858   3,178,591

                    Warrants for purchase of 927,650 shares of common stock at $0.01 to
                    $0.20 per share, issued in connection with short term borrowings
                    in 1999, expiring between October and December 2001                       100,000     209,650

                    Warrants issued for purchase of 468,000 shares of common stock at
                    $0.01 to $0.20 per share, issued in connection with notes payable
                    dated in 1998                                                                  --     100,000

                    Warrants issued for purchase of 10,000 shares of common stock at
                    $0.35 per share, issued in connection with note payable dated in 1997          --      10,000

                    Warrants issued for purchase of 6,000,000 shares of common stock at $0.20 per share, issued in connection with
                    convertible notes payable dated in January 2000, expiring
                    equally in January 2005, March 2005 and May 2005                        6,000,000          --

                    Warrants for purchase of 490,200 shares of common stock at
                    $0.20 per share, issued in connection with January 2000
                    private placement of common stock, expiring January 2002
                                                                                              438,200          --
                                                                                            ---------   ---------
                    Total                                                                   8,941,008   8,931,891
                                                                                            =========   =========

Warrant activity is summarized as follows:

                                                                               WARRANT PRICE
                                                                         --------------------------
                                                                          WEIGHTED
                                                           WARRANTS        AVERAGE        TOTAL
                                                          -----------    -----------    -----------
                       Outstanding at December 31, 1998     7,486,719    $    0.2570    $ 1,923,887
                            Granted                         3,263,550         0.1518        495,457
                            Exercised                      (1,818,378)       (0.0688)      (125,120)
                            Exercise price modification            --        (0.1651)      (641,179)
                                                          -----------    -----------    -----------
                       Outstanding at December 31, 1999     8,931,891         0.1851      1,653,045
                            Granted                         6,507,200         0.1995      1,298,210
                            Exercised                      (6,498,083)       (0.1805)    (1,173,053)
                                                          -----------    -----------    -----------
                       Outstanding at December 31, 2000     8,941,008    $    0.1989    $ 1,778,202
                                                          ===========    ===========    ===========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

STOCK OPTIONS GRANTED TO NON-EMPLOYEES

A summary of stock options granted to non-employees outstanding as of December 31, 2000 and 1999 is as follows:

                                                                                                       2000          1999
                                                                                                    -----------   -----------
                    Granted August 1999 to EAI Partners, Inc. to purchase 5,903,614
                    shares of common stock, expiring May 2001 to November 2001                        4,000,000     4,570,281

                    Granted March 1998 to former CEO, exercisable at $0.25 per share,
                    expiring March 2000                                                                      --       600,000

                    Granted September 1997 for services rendered, exercisable at $.70 per
                    share, expiring December 2002                                                       240,000       240,000

                    Granted July 1997 for services rendered, exercisable at $.50 per
                    share, expiring July 2000                                                                --        35,000

                    Granted June 1997 to a Director for services rendered, exercisable at
                    $.35 per share, expiring June 2000                                                       --        25,000

                    Granted July 1999 for services to be rendered, exercisable at $0.20 per share vesting at rate of 7,500 per month through July 2001, expiring July
                    2002; Agreement canceled February 2000 at which time 60,000 shares were
                    vested, expiring February 2002                                                       60,000       180,000

                    Granted August 1999 for prior services rendered, exercisable at $0.20
                    per share, immediately vested, expiring July 2001                                        --        25,000

                    Granted December 1999 for services rendered, exercisable at $0.01 per
                    share immediately vested, expiring December 2001                                         --        10,000
                                                                                                    -----------   -----------

                    Total                                                                             4,300,000     5,685,281
                                                                                                    ===========   ===========

In August 1999, the Company entered into a Stock Option Agreement with EAI Partners, Inc. ("EAI") which replaced a November 1996 stock option agreement, covering 6,000,000 shares of the Company's common stock, between EAI and the Company's former CEO, pursuant to which the Company was required to register the shares under the options. As a part of the Company's settlement agreement with the Company's former CEO, the Company agreed to indemnify the former CEO against any liability arising from the Company's failure to register the EAI options as required by the November 1996 stock option agreement. The August 1999 Agreement granted EAI an option to purchase 5,903,614 shares of the Company's common stock. The first 1,903,614 option shares are exercisable at a price of $0.075 per share with the final 4,000,000 option shares being exercisable at the greater of $.20 or 50% of the average closing bid prices per share of the Company's common stock for the five business days immediately prior to exercise. Such option expires equally on May 13, 2001 and November 13, 2001. The Company has filed a registration statement covering the option shares in accordance with the terms of the August 1999 agreement. As of December 31, 2000, EAI has exercised all of the first 1,903,614 option shares. In 1999, the Company recognized a loss in the amount of $706,500 as a result of the August 1999 Agreement.

Stock options granted to non-employees is summarized as follows:

                                                                                        OPTION PRICE
                                                                               ------------------------------
                                                                                WEIGHTED
                                                                 OPTIONS         AVERAGE            TOTAL
                                                              -------------    -------------    -------------
                           Outstanding at December 31, 1998       1,100,000    $      0.3348    $     368,250
                                  Granted                         6,118,614           0.1608          983,871
                                  Exercised                      (1,533,333)         (0.0809)        (124,000)
                                                              -------------    -------------    -------------
                           Outstanding at December 31, 1999       5,685,281           0.2160        1,228,121
                                  Canceled                         (120,000)         (0.2000)         (24,000)
                                  Exercised                      (1,265,281)         (0.1771)        (224,121)
                                                              -------------    -------------    -------------
                           Outstanding at December 31, 2000       4,300,000    $      0.2279    $     980,000
                                                              =============    =============    =============

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

STOCK OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In 1997, the Company established a stock option plan ("1997 Plan"); however, the 1997 Plan was not approved by the Company's stockholders within the time specified and was terminated in 1999. Outstanding options issued pursuant to the 1997 Plan were canceled in 1999. Substantially all of the cancelled 1997 Plan options were reissued under the 1999 Plan at the then current fair market value. In accordance with FASB Interpretation No. 44, these modified grants are accounted for as variable from the date of modification until the options are exercised, forfeited or expire unexercised. No additional compensation expense was recorded in 2000 related to these options.

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

In January 2000, the Company's Board of Directors approved, subject to the stockholders' approval, the MigraTEC, Inc. Long-Term Incentive Plan ("the 2000 Plan"), which provides for the issuance of up to 7,000,000 shares of the Company's common stock in the form of stock options, dividend equivalent rights or restricted share awards to Company directors, officers, employees and consultants. The 2000 Plan was approved at the Company's Annual Stockholders' meeting held June 23, 2000. In December 2000, the Company's Board of Directors approved, subject to the stockholders' approval, an increase of the shares of the Company's common stock issuable under the 2000 Plan to 14,000,000.

The Company has issued stock options to employees, officers and directors as summarized in the table below.

                                                              OPTION PRICE
                                                    ------------------------------
                                                       WEIGHTED
                                      OPTIONS          AVERAGE           TOTAL
                                   -------------    -------------    -------------
Outstanding at December 31, 1998      15,353,192    $      0.2076    $   3,186,868
      Granted                          2,421,904           0.1985          480,706
      Canceled                        (9,113,812)         (0.2117)      (1,929,681)
      Exercised                         (147,075)         (0.1981)         (29,139)
                                   -------------    -------------    -------------
Outstanding at December 31, 1999       8,514,209           0.2007        1,708,754
      Granted                         12,185,382           0.4300        5,239,692
      Canceled                          (432,935)         (0.4270)        (184,842)
      Exercised                       (2,478,521)         (0.2014)        (499,273)
                                   -------------    -------------    -------------
Outstanding at December 31, 2000      17,788,135    $      0.3522    $   6,264,331
                                   =============    =============    =============

Effective September 7, 1999, the Company officers and four directors agreed to modify options previously granted for services provided as follows (a) the number of shares underlying each option was voluntarily reduced by 50%, (b) the remaining 50% of the shares underlying each option remained fully vested as of the date of the modification, (c) for officers, the expiration date was re-defined to be four years after the date of termination of employment, (d) for directors the expiration date was re-defined to be four years after termination of directorship. The exercise price for the modified options was unchanged at $0.20 per share. There was no impact on the financial statements as a result of this modification.

Employee options which aggregate 921,197 expire from April 2001, through December 2004. Expiration of the remaining options, which aggregate 16,866,938, is summarized below:

                                   OFFICERS
                                      AND
EXPIRATION                         DIRECTORS     EMPLOYEES         TOTAL
                                  ----------     ---------      ----------
48 months after termination of     4,835,000            --       4,835,000
   employment or directorship
January 2010 to December 2010      9,737,500     2,294,438      12,031,938
                                  ----------     ---------      ----------
                                  14,572,500     2,294,438      16,866,938
                                  ==========     =========      ==========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

The Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to operations was $1,147,604 for the year ended December 31, 2000.

Substantially all other options issued to directors, officers and employees were issued with exercise prices equal to fair value. Fair value for all options issued is generally the trading price at the date of issuance. Had compensation cost for the Company's stock options been determined consistent with SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                  2000               1999
                                                                             ---------------    ---------------
                    Net income (loss)
                         As reported                                         $   (10,193,130)   $    (4,184,078)
                                                                             ===============    ===============
                         Pro forma                                           $   (11,220,879)   $    (4,263,881)
                                                                             ===============    ===============
                    Net income (loss) per common share (basic and diluted)
                         As reported                                         $         (0.13)   $         (0.08)
                                                                             ===============    ===============
                         Pro forma                                           $         (0.14)   $         (0.08)
                                                                             ===============    ===============

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 2000: dividend yield of 0%, volatility range of 122% to 155%, risk free interest rate estimated as 6.3% with an expected life of 3 to 4 years. The following assumptions were used for grants in 1999: dividend yield of 0%, volatility range of 104% to 120%, risk free interest rate estimated as 5% with an expected life of 2 to 4 years.

The fair value of each option grant given to both employees and non-employees is estimated on the date of grant using the Black-Scholes method option-pricing model. The weighted average fair value of the option granted under this model when fair value equaled the exercise price and when the fair value was greater than the exercise price was $0.59 and $0.13 per option, respectively, for the years ended December 31, 2000 and 1999.

The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.

The following summarizes information about options granted to employees, officers, directors and non-employees outstanding at December 31, 2000:

                                     OUTSTANDING OPTIONS                                          OPTIONS EXERCISABLE
                             ----------------------------------                             -------------------------------

                                               WEIGHTED AVERAGE         WEIGHTED                           WEIGHTED AVERAGE
       RANGE OF                NUMBER              REMAINING             AVERAGE               NUMBER          EXERCISE
    EXERCISE PRICES          OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE        EXERCISABLE          PRICE
    ---------------         -------------      ----------------       --------------        -----------    ----------------
Employees
   $ 0.1719 to $ 2.87        3,215,635      7.708 years                  $ 0.5671              701,161          $0.5883

Officers and Directors
$  0.20 to $ 1.375          14,572,500      N/A                          $ 0.3047            6,214,167          $0.2258

Non-Employees-options
$  0.20  to $ 0.70           4,300,000      0.701 years                  $ 0.2279            4,300,000          $0.2279
Non-Employees-warrants
$ 0.10 to $ 0.20             8,941,008      3.038 years                  $ 0.1989            8,941,008          $0.1989
                          ------------                                                    ------------
                            31,029,143                                                      20,156,336
                          ============                                                    ============

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

TOTAL OPTIONS AND WARRANTS OUTSTANDING AT DECEMBER 31, 2000

At December 31, 2000, the Company had options and warrants for the purchase of common shares as follows:

              Warrants                                     8,941,008
              Stock Options:
                  Non-Employees                            4,300,000
                  Directors, Officers and Employees       17,788,135
                                                       -------------
              Total                                       31,029,143
                                                       =============

COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS

The Company has recorded compensation expense in 2000 and 1999 for all options and warrants issued to non-employees. Such compensation expense was determined using the Black-Scholes method option-pricing model, using assumptions consistent with those noted above.

NOTE 12. EMPLOYEE SAVINGS PLAN

Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan ("Plan") for its employees. This Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made for the years ended December 31, 2000 and 1999. Participants are 100% vested in the portion of the Plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.

NOTE 13. SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the Company issued an aggregate of 7,750,000 shares of its common stock to two investors, as a result of the conversion of $750,000 of convertible debt at $0.125 per share and the exercise of warrants to purchase 1,750,000 shares at $0.20 per share.

Subsequent to December 31, 2000, the Company issued an aggregate of 505,000 shares of its common stock to a former director, as a result of the exercise of options to purchase shares at $0.20 per share.

In January 2001, the notes payable dated December 4 and December 28, 1998, were modified and extended. The modified terms included an additional advance of $250,000 bearing interest at 15% per annum, payable interest only until May 1, 2001, repayable thereafter with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with this modification, the lender was paid a commitment fee of $5,000 and was issued a one-year warrant to purchase 40,000 shares of Company common stock at $0.01 per share. This warrant was exercised in March 2001.

In February and March 2001, the Company issued to EAI an aggregate of 1,111,110 shares of its common stock at $0.18 per share pursuant to a stock option agreement which grants an option to purchase up to an aggregate of 5,903,614 shares of its common stock. At December 31, 2000, an aggregate of 4,000,000 option shares remain exercisable at the greater of (i) $0.20 or (ii) 50% of the previous five-day average closing bid price per share of the Company's common stock for the five business days immediately prior to exercise. Such option expires equally on May 13, 2001 and November 13, 2001. The Company agreed to modify the exercise price for the 2,000,000 options expiring May 13, 2001 to $0.18 per share in exchange for immediate exercise. The Company agreed to payment terms of $120,000 within forty-five days from the date of exercise on February 16, 2001 and payments of $80,000 on March 15, 2001, April 15, 2001 and May 15, 2001. As a result of this option modification, the Company will record an expense of approximately $40,000 in the first quarter of 2001.

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                  DESCRIPTION OF DOCUMENT
     ------                  -----------------------
       3.1         Certificate of Incorporation(1)

       3.2         Bylaws(1)

       4.1         Form of Common Stock Certificate (2)

       10.1        Employment Agreement between the Company and W. Curtis
                   Overstreet dated, April 10, 1997 (3)

       10.2        Employment Agreement between the Company and Joseph B.
                   Meredith, dated June 1, 1997 (3)

       10.3 Employment Agreement between the Company and Rick J. Johnson, dated July 1, 1997 (3)

       10.4        Agreement between the Company and Electronic Data Systems
                   Corporation, dated as of September 1, 1998 (3)

       10.5        Stock Option Agreement between MigraTEC, Inc. and EAI
                   Partners, Inc., dated as of August 6, 1999 (2)

       10.6 MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (5)

       10.7        Form of Stock Option Agreement pursuant to the MigraTEC, Inc.
                   Long-Term Incentive Plan, as amended and restated (5)

       10.8        Warrant Agreement between MigraTEC, Inc. and M.T. Partners,
                   L.P. and Mercury Fund No. 1, Ltd., dated as of January 25,
                   2000 (4)

       10.9        Form of Warrant to M.T. Partners, L.P. and Mercury Fund No.
                   1, Ltd. (4)

       10.10       $1,975,000 Convertible Secured Promissory Note by MigraTEC,
                   Inc. to M.T. Partners, L.P., dated as of January 25, 2000 (4)

       10.11 $1,775,000 Convertible Secured Promissory Note by MigraTEC, dated as of January 25, 2000 (4)

       10.12       Security Agreement between MigraTEC, Inc. and M.T. Partners,
                   L.P. and Mercury Fund No. 1, Ltd., dated as of January 25,
                   2000 (4)

       10.13 Shareholders Agreement between MigraTEC, Inc. and certain stockholders, dated as of January 25, 2000 (4)

       10.14 Registration Rights Agreement between MigraTEC, Inc. and certain stockholders, dated as of January 25, 2000 (4)

       10.15       Form of Director Indemnification Agreement between MigraTEC,
                   Inc. and Kevin C. Howe and Drew R. Johnson, dated as of
                   January 25, 2000 (4)

       10.16       Amendment No. 1 to Convertible Secured Promissory Note by
                   MigraTEC, Inc. in favor of MT Partners, L.P., dated February
                   28, 2000 (6)

       10.17       Amendment No. 1 to Convertible Secured Promissory Note by
                   MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated
                   February 28, 2000 (6)

       10.18       Office Lease Agreement between MigraTEC, Inc. and Charter
                   Crown Plaza Partners, L.P., dated as of April 12, 2000 (4)

       10.19       Amendment No. 2 to Convertible Secured Promissory Note by
                   MigraTEC, Inc. in favor of MT Partners, L.P., dated June 1,
                   2000 (6)

       10.20       Amendment No. 2 to Convertible Secured Promissory Note by
                   MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated
                   June 1, 2000 (6)

     EXHIBIT
     NUMBER                  DESCRIPTION OF DOCUMENT
     ------                  -----------------------
       10.21       Lease Modification Agreement Number One between MigraTEC,
                   Inc. and Charter Crown Plaza Partners, L.P., dated November
                   16, 2000 (6)

       10.22       Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1,
                   Ltd., dated as of December 1, 2000 (6)

       10.23       Security Agreement between MigraTEC, Inc. and Mercury Fund
                   No. 1, Ltd., dated as of December 1, 2000 (6)

       10.24       Stock Option Amendment Agreement between MigraTEC, Inc. and
                   EAI Partners, Inc., dated January 2, 2001 (6)

       10.25       Modification, Renewal and Extension of Note and Security
                   Agreement between MigraTEC, Inc. and BEM Capital Partners,
                   Inc., dated January 26, 2001(6)

       10.26       Assignment and Assumption Agreement between MJ Capital
                   Partners III, L.P. and BEM Capital Partners, L.P., dated
                   January 26, 2001 (6)

       10.27 Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31,
                   2001 (6)

       11.1        Statement re: Computations of Net Loss per Share (6)

       16.1        Letter on Change in Certifying Accountant (7)

       21.1        Subsidiary of MigraTEC, Inc. (4)

----------------

                   (1) Incorporated by reference from MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946.

                   (2) Incorporated by reference from Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946.

                   (3) Incorporated by reference from Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

                   (4) Incorporated by reference from Form 10-KSB filed by MigraTEC on April 14, 2000, for the year ended December 31, 1999, File No. 000-28220.

                   (5) Incorporated by reference from Form S-8 filed by MigraTEC on November 6, 2000, File No. 333-49398.

                   (6)    Filed herewith.

                   (7) Incorporated by reference from Form 8-K filed by MigraTEC on March 20, 2000, File No. 000-28220.