Form 10QSB
period 2001-03-31
MIGRATEC INC
filed 2001-05-15
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to _______________

                        COMMISSION FILE NUMBER: 000-28220

                                 MIGRATEC, INC.
                 (Name of Small Business Issuer in its Charter)

             DELAWARE                                         65-0125664
  (State Or Other Jurisdiction Of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

              11494 LUNA ROAD, SUITE 100, DALLAS, TEXAS 75234-9421
                    (Address of Principal Executive Offices)


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


         The number of shares outstanding of each of the issuer's classes of common equity as of May 14, 2001:


         Title of Class                           Number of Shares Outstanding
         --------------                           ----------------------------

Common Stock, $0.001 par value per share                   95,783,174


    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
         ITEM 1.  FINANCIAL STATEMENTS                                                                       1

                  Consolidated Condensed Balance Sheets at March 31, 2001 (unaudited),                       1
                  and December 31, 2000

                  Consolidated Condensed Statements of Operations for the three months ended                 2
                  March 31, 2001 and 2000 (unaudited)

                  Consolidated Condensed Statements of Cash Flows for the three months                       3
                  ended March 31, 2001 and 2000 (unaudited)

                  Notes to Consolidated Condensed Financial Statements (unaudited)                           4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                         13
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                                 19

         ITEM 1. LEGAL PROCEEDINGS                                                                          19

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  19

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                            19

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        19

         ITEM 5. OTHER INFORMATION                                                                          19

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                           19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                          MARCH 31, 2001  DECEMBER 31, 2000
                                                                          --------------  -----------------
                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS
         Cash                                                              $     62,879      $    242,254
         Accounts receivable                                                         --            15,000
         Other current assets                                                    53,827            78,318
                                                                           ------------      ------------
                Total current assets                                            116,706           335,572

PROPERTY AND EQUIPMENT, NET                                                     192,493           150,093

OTHER ASSETS
         Capitalized software costs, net of amortization of $73,241
              and $65,317, in 2001 and 2000, respectively                        21,852            29,776
         Other assets                                                            27,961             7,756
                                                                           ------------      ------------
                Total other assets                                               49,813            37,532
                                                                           ------------      ------------

                Total Assets                                               $    359,012      $    523,197
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

         Current portion of long-term debt and notes payable               $    779,683      $    574,643
         Accounts payable                                                       422,921           297,778
         Accrued expenses                                                       290,393           179,345
         Deferred income                                                          6,517            55,500
         Obligation under capital lease                                           1,284             1,159
                                                                           ------------      ------------
                Total current liabilities                                     1,500,798         1,108,425

LONG-TERM LIABILITIES

         Long-term portion of notes payable                                   3,061,818         3,769,880
         Long-term portion of obligation under capital lease                      3,832             4,203
                                                                           ------------      ------------
                Total long-term liabilities                                   3,065,650         3,774,083
                                                                           ------------      ------------
                Total Liabilities                                             4,566,448         4,882,508

MINORITY INTEREST                                                                (3,752)           (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
         Preferred stock 50,000,000 shares authorized; $0.001 par
              value; none issued or outstanding
         Common stock 200,000,000 shares authorized; $0.001 par
              value; 103,047,280 and 91,353,074 shares issued at
              March 31, 2001 and December 31, 2000, respectively                103,047            91,353
         Additional paid-in capital                                          22,955,293        20,989,692
         Subscription receivable                                               (160,000)               --
         Deferred stock compensation                                         (1,621,875)       (1,827,396)
         Treasury stock, at cost (9,864,449 shares in 2001 and 2000)         (1,777,891)       (1,777,891)
         Accumulated deficit                                                (23,702,258)      (21,831,317)
                                                                           ------------      ------------
                Total stockholders' deficit                                  (4,203,684)       (4,355,559)
                                                                           ------------      ------------
                Total Liabilities and Stockholders' Deficit                $    359,012      $    523,197
                                                                           ============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         2001              2000
REVENUES

       Consulting services                                           $     93,333      $         --
       Software maintenance fees                                              650             3,000
                                                                     ------------      ------------
                  Total Revenues                                           93,983             3,000

COSTS AND EXPENSES

         Selling and marketing                                            456,235           126,301
         Research and development                                         531,097           534,716
         General and administrative                                       906,279           985,613
                                                                     ------------      ------------
                  Total costs and expenses                              1,893,611         1,646,630
                                                                     ------------      ------------

LOSS FROM OPERATIONS                                                   (1,799,628)       (1,643,630)
         Other income (expense)
              Interest and financing expense                              (71,898)       (2,587,471)
              Other income, net                                               585             6,011
                                                                     ------------      ------------
                  Total other income (expense)                            (71,313)       (2,581,460)
                                                                     ------------      ------------

                NET LOSS                                             $ (1,870,941)     $ (4,225,090)
                                                                     ============      ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                        $      (0.02)     $      (0.06)
                                                                     ============      ============

WEIGHTED AVERAGE COMMON SHARES
    ISSUED AND OUTSTANDING (BASIC AND DILUTED)                         88,311,958        74,983,972
                                                                     ============      ============

    The accompanying notes are an integral part of these financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------
                                                                          2001               2000
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                    $  (1,870,941)     $  (4,225,090)
         Adjustments to reconcile net loss to net cash (used by)
           operating activities:
              Depreciation and amortization                                 29,445             36,613
              Deferred stock compensation                                  205,521            447,173
              Interest expense associated with beneficial
                conversion feature of convertible debt                          --          2,500,000
              Financing fees                                                40,000                 --
              Warrants issued for financing fees                            18,976              1,015
              Amortization of discount on notes payable                         --             20,797
              Change in assets and liabilities:
                 (Increase) decrease in accounts receivables                15,000            160,700
                 (Increase) decrease in other current assets                24,491              4,315
                 (Increase) decrease in other assets                       (20,205)                --
                 (Increase) decrease in deferred financing costs                --             30,000
                 Increase (decrease) in accounts payable                   125,143             27,326
                 Increase (decrease) in accrued expenses                   111,048             54,815
                 Increase (decrease) in deferred income                    (48,983)            (3,000)
                                                                     -------------      -------------
         Net cash (used by) operating activities                        (1,370,505)          (945,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                               (63,921)           (67,080)
                                                                     -------------      -------------
         Net cash (used in) investing activities                           (63,921)           (67,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                                       250,000          2,500,000
         Proceeds from issuance of common stock                          1,008,319          1,867,603
         Payments under obligation of capital lease                          (246)              (164)
         Repayment of notes payable                                         (3,022)          (757,512)
                                                                     -------------      -------------
         Net cash provided by financing activities                       1,255,051          3,609,927
                                                                     -------------      -------------
         Net increase (decrease) in cash                                  (179,375)         2,597,511

CASH - BEGINNING                                                           242,254              1,417
                                                                     -------------      -------------
CASH - ENDING                                                        $      62,879      $   2,598,928
                                                                     =============      =============
SUPPLEMENTAL DISCLOSURES:
         Interest paid                                               $       9,607      $      79,141
                                                                     =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
         INVESTING AND FINANCING ACTIVITIES:
         Issuance of stock upon conversion of debt to equity         $     750,000      $          --
                                                                     =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation, is a developer and provider of software technology and expertise that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating and hardware systems.

During 1999, MigraTEC redirected its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32-bit to 64-bit operating systems and associated hardware. The majority of MigraTEC's efforts in 2001 and 2000 were related to research and development activities.

MigraTEC provides migration services and consulting to customers. MigraTEC also intends to license, on a line of code basis, its software solutions to "end users" for their own internal migration projects, and to systems integrators and large services providers to perform outsourced projects for their own customers.

MigraTEC is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("One Up, Ltd."), incorporated under the laws of the Province of Ontario, Canada. One Up, Ltd. ceased its operations in 1997. At December 31, 1999, a reserve was provided for all of the assets of One Up, Ltd. in the amount of $36,808, which MigraTEC does not expect to be realizable. Liabilities of One Up, Ltd. of $45,736 will remain until the obligations are resolved.

The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of MigraTEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2000 and 1999, included in MigraTEC's Form 10-KSB for the fiscal year ended December 31, 2000 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of MigraTEC and One Up, Ltd., collectively referred to as "the Company." Intercompany transactions and balances have been eliminated in consolidation.

INDUSTRY SEGMENT

The Company operates in a single industry segment, the developing and providing of software technology that automates the process of upgrading or migrating software.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation on a straight-line basis over the estimated useful life of three to five years for the related assets. Leasehold improvements are amortized over the life of the improvements or the lease term if shorter on a straight-line basis.

Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are expensed as incurred.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first quarter of 2001 and 2000 was $7,924 and $7,500, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include accounts receivable and accounts payable, for which the carrying amounts approximate fair value. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value.

COSTS OF SOFTWARE DEVELOPED FOR SALE

The Company expenses or capitalizes development costs of software to be sold in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at March 31, 2001 and December 31, 2000.

REVENUE RECOGNITION

The Company's revenues consist of software license revenues, consulting services revenues and software maintenance and support revenues.

Revenues are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition".

The Company licenses software under license agreements. License fee revenues are recognized when an agreement is in force, the product has been delivered, the license fee is fixed or determinable, no significant production modification or customization of the software is required and collectibility is reasonably assured. Total fees under multiple element arrangements are allocated to individual elements based on vendor-specific objective evidence of fair value, principally determined on values when sold separately. License fee revenue for certain application development and data access tools is recognized upon direct shipment to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Software maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Consulting services revenues include revenue related to the Company's contract with Dell. This contract is a multiple elements agreement for which revenue is recognized pro rata over the contract term.

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less when purchased.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The effect of stock options and warrants that aggregated 27,595,090 and 24,886,754 shares as of March 31, 2001 and 2000, respectively, would be anti-dilutive due to the Company's losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 3 are converted, an additional 24,000,000 shares of the Company's common stock would be outstanding as of March 31, 2001.

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

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Such excess is deferred and amortized as compensation expense over the respective vesting periods, which are principally 36 months.

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 has not had a material effect on the Company's results of operations or financial condition.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $10,193,130 and used cash in operations of $5,097,689 for the year ended December 31, 2000. In addition, at December 31, 2000, the Company's current liabilities exceeded current assets by $772,853, and the Company had a net stockholders' deficit of $4,355,559. In the three months ended March 31, 2001, the Company incurred a loss of $1,870,941 and used cash in operations of $1,370,505. The Company's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for software migration software, services and related products. If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

In January 2000 the Company raised $3,750,000 in a private placement (See Note
3). In the first quarter of 2001, the Company raised an additional $310,000 in private equity transactions. The Company plans to raise additional capital in 2001 to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)




NOTE 3. NOTES PAYABLE

Notes payable at March 31, 2001 and December 30, 2000, include the following:


                                                                                           MARCH 31, 2001       DECEMBER 31, 2000
                                                                                           --------------       -----------------
Note payable to Mercury Fund No. 1, Ltd. in the amount of $565,000, dated
December 1, 2000, with interest varying between 0% and 10%, due the earlier of
December 1, 2001 or upon the occurrence of a qualified financing transaction, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998, January 4 and 27, 1999 and
January 25, 2000. Upon the occurrence of a qualified financing transaction, the
Company has the option to require the note holder to exercise warrants issued
with the convertible note dated January 25, 2000.                                           $    565,000            $   565,000

Convertible note payable to Mercury Fund No. 1, Ltd. in the amount of
$1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. More
fully described below.                                                                         1,525,000              1,775,000

Convertible note payable to MT Partners, L.P. in the amount of $1,975,000, dated
January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated
December 4 and 28, 1998 and January 4 and 27, 1999. More fully described below.                1,475,000              1,975,000

Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
III, L.P.) in the aggregate amount of $250,000, dated December 4 and December
28, 1998 and January 4 and 27, 1999, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired. Modified, extended and renewed February 1, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $31,000 with a final maturity of December 31, 1999. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31,
2000. In connection with the October 31, 1999 modification, the note holder was issued two-year warrants to purchase 100,000 shares of common stock at $0.01 per share and 100,000 shares of common stock at $0.20 per share. Modified, extended and renewed January 26, 2001, so as to increase the outstanding loan amount to
$250,000, bearing interest at 15% per annum, interest only payable monthly until
May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This
warrant was exercised in March, 2001.                                                            250,000                    958

Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December
10, 2003.                                                                                         26,501                 28,565
                                                                                            ------------            -----------

Total outstanding                                                                              3,841,501              4,344,523
Less current portion                                                                            (779,683)              (574,643)
                                                                                            ------------            -----------
Long-term portion                                                                           $  3,061,818            $ 3,769,880
                                                                                            ============            ===========

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE 3. NOTES PAYABLE (continued)

In the first quarter of 2000, the Company closed a private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors"). Since January 25, 2000, each of the Investors has had a representative on the Company's board of directors.

The Investors entered into a Note and Warrant Purchase Agreement with the Company (the "Agreement") pursuant to which the Investors provided $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company.

The notes are convertible at any time, at the election of the Investors, into shares of the Company's common stock, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest.

The notes automatically convert into shares of common stock on the terms described above, upon the earlier of either:

         o The closing of a sale of the Company's common stock, preferred stock or issuance of debt with equity features in one or more transactions in which the Company receives aggregate proceeds of at least $5,000,000; or

         o The first trading day following a period of 90 consecutive trading days, during which the closing sale price of the Company's common stock has been in excess of $1.25.

Pursuant to the Agreement, the Company issued to the Investors warrants to purchase up to an aggregate of 6,000,000 shares of common stock. All of such warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.20 per share. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices were below the market price of the common stock at the date of issuance. As a result, the Company recorded $2,500,000 and $1,250,000 of interest expense during the quarters ended March 31, 2000 and June 30, 2000, respectively, in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In January and February 2001, the Investors converted an aggregate of $750,000 into 6,000,000 shares of common stock. In February and March 2001, one of the Investors exercised warrants to purchase an aggregate of 1,750,000 shares of common stock at an exercise price of $0.20 per share.

In connection with this private financing, the Investors, the Company and certain stockholders executed a Shareholders' Agreement which requires approval of at least 70% of the Company's Board of Directors for any of the following corporate actions:

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



NOTE 3. NOTES PAYABLE (continued)

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

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 103,047,280 and 91,353,074 shares were issued, inclusive of treasury stock, at March 31, 2001 and December 31, 2000, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During the first quarter of 2001, the Company completed private placements of 1,164,285 shares of unregistered common stock with a weighted average price per share of $0.266.

Private Equity Line

On March 27, 2001, the Company and Ironhead Investments Inc. ("Ironhead") entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to $20,000,000 of common stock over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount).

In connection with the equity line of credit, Ironhead and GKN Securities ("GKN") were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. The Company engaged GKN as a sales agent to facilitate this transaction. GKN will also receive a 5% placement fee for each draw under the equity line of credit.

The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

Conversion Of Debt To Equity

During the first quarter of 2001, the Company issued 6,000,000 shares of common stock at $0.125 per share from conversion of convertible debt aggregating $750,000.

Exercise Of Options And Warrants

During the first quarter of 2001, the Company issued 3,641,031 shares of common stock upon exercise of options and warrants yielding proceeds of $698,319. Additionally, 888,890 shares of common stock are being held until the related receivable is collected.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

Financing fees of $18,976 were recorded in connection with the issuance of a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This warrant was issued as a condition of the modification of a note payable in January 2001 and was exercised in March 2001.

In January 2001, the Company agreed to modify the exercise price for 2,000,000 options expiring May 13, 2001, previously issued to EAI Partners, Inc. ("EAI"). The Company recorded financing fees of $40,000 in connection with the modification.

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first quarter of 2001, certain directors, officers and employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan. The terms of such grants are summarized below:


                                                        Option Price
                                 Number of      ---------------------------
                                 Underlying      Weighted
 Range of Exercise Prices         Shares          Average          Total
 ------------------------       -----------     -----------     -----------
Granted at market value
  Employees
    $0.3594 to $0.59                672,568     $    0.3715     $   249,887

In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to operations was $205,521 and $447,173 for the first quarter of 2001 and 2000, respectively.

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At March 31, 2001, the Company had options and warrants outstanding for the purchase of shares of common stock as follows:


Warrants                                   7,597,008
Stock Options:
  Non-employees                            2,300,000
  Directors, Officers and Employees       17,698,082
                                        ------------
Total                                     27,595,090
                                        ============

All of the warrants and non-employee stock options are vested and exercisable as of March 31, 2001.

NOTE 5. RELATED PARTY TRANSACTIONS

In August 1999, the Company entered into an agreement with EAI in settlement and replacement of a prior stock option agreement entered into by EAI and the former Chief Executive Officer of the Company in 1996. Pursuant to the August 1999 agreement, EAI was issued an option to purchase an aggregate of 5,903,614 shares of the Company's common stock, exercisable as follows: EAI may acquire 1,903,614 shares at $0.075 per share and the remaining 4,000,000 shares at the greater of $0.20 or 50% of the average closing bid prices per share of the Company's common stock for the five trading days immediately prior to exercise. At December 31, 2000, 1,903,614 common shares had been acquired by EAI in accordance with this option. The remaining 4,000,000 shares under option expire equally on May 13, 2001 and November 13, 2001. In January 2001 the Company agreed to modify the exercise price for the 2,000,000 options expiring May 13, 2001 to $0.18 per share in exchange for immediate exercise. The Company agreed to payment terms of $120,000 within 45 days from the date of exercise on February 16, 2001 and payments of $80,000 on March 15, 2001,

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE 5. RELATED PARTY TRANSACTIONS (continued)

April 15, 2001, and May 15, 2001. As a result of this option modification, the Company recorded financing fees of $40,000 in the first quarter of 2001. As of March 31, 2001, the Company had issued to EAI an aggregate of 1,111,110 shares of its common stock at $0.18 per share pursuant to this stock option agreement and 888,890 shares are being held until the related receivable is collected.

Mr. Kevin Howe, Chairman, and Mr. Drew Johnson joined the Company's board of directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. ("Mercury") and MT Partners, L.P. ("MT Partners"), respectively, in connection with the initial tranche of funding of a three-stage $3,750,000 investment in the Company, completed May 1, 2000.

As a result of this investment, Mercury and MT Partners each hold convertible promissory notes and warrants convertible into an aggregate of up to 15,039,800, and 13,210,200 shares of the Company's common stock, respectively. The notes are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. The warrants are exercisable at $0.20 per share and expire 946,600, 1,303,400 and 2,000,000 shares on January 25, 2005, March 31, 2005 and May 1, 2005, respectively. As of March 31, 2001, Mercury had converted $250,000 of its convertible promissory note into 2,000,000 shares of common stock and MT Partners had converted $500,000 of its convertible promissory note into 4,000,000 shares of common stock, exercised warrants to purchase 1,750,000 shares of common stock and sold 1,749,500 shares of common stock.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $16,977 until August 2001 and $18,720 thereafter. The original lease term included three months of free rent, with the first rental payment due August 1, 2000. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of March 31, 2001.


        Year ending December 31,                 Amount

                  2001                            $159,765
                  2002                             224,640
                  2003                             224,640
                  2004                              37,440
                  Thereafter                            --
                                              ------------
                                                  $646,485
                                              ============


NOTE 7. SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company completed private placements of 1,929,166 shares of unregistered common stock with a weighted average price per share of $0.215. Additionally, the Company issued 671,177 shares of common stock upon exercise of options and warrants yielding proceeds of $124,428.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2001

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC. AND OUR SUBSIDIARY (COLLECTIVELY REFERRED TO HEREIN AS "MIGRATEC" OR THE "COMPANY") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES ARE DISCUSSED THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS".

GENERAL

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2001 and 2000 respectively. It should be read in conjunction with the interim consolidated condensed financial statements of the Company and notes thereto included elsewhere herein and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         Management believes that the net loss for the quarter ended March 31, 2001 was primarily due to the Company's focus on development activities which did not produce significant revenue but which, nevertheless, allowed MigraTEC to significantly develop its upgraded 32 to 64-bit migration technology as well as enhance other automated migration tools. Management believes that these development activities are directly responsible for the Company being able to declare its 64Express(TM) product line generally available for purchase and to market its new 32Direct(TM) series of products, aimed at the cross platform migration market, as of April 2001. The demand for MigraTEC's 32 to 64-bit migration products and services largely depends on the introduction of the Intel(R) Itanium(TM) 64-bit environment, which was originally expected in the early fall of 2000. During the quarter ended September 30, 2000, Intel released an earnings report announcing that introduction of the Itanium(TM) 64-bit processor would be delayed until the first half of 2001. MigraTEC's management believes that this delay will result in a similar delay in the demand for MigraTEC's initial products and services, but will not substantially impact the longer-term potential market for the Company. However, if the Intel(R) Itanium(TM) 64-processor is not successfully introduced in the first half of 2001, MigraTEC's results of operations and financial condition will be materially adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

Revenues

         The Company's revenues consist of software license revenues, consulting services revenues and software maintenance and support revenues. For the first quarter ended March 31, 2001, the Company's revenues increased to $93,983, as compared to $3,000 for the first quarter ended March 31, 2000. Revenues in the first quarter of 2001 consisted of $93,333 and $650 from consulting services and software maintenance fees, respectively, whereas, in the first quarter of 2000 revenues consisted entirely of software maintenance fees in the aggregate amount of $3,000 from the sale of the Company's Y2K product, which product is no longer sold or marketed. Consulting services revenue in 2001 consisted of $78,333 of revenues from the Company's consulting contract with Dell Products, L.P. and $15,000 of revenues from its consulting contract with Labtec, Inc. The balance of revenues in the first quarter of 2001 resulted from deferred software maintenance fees associated with 2000 sales.

Costs And Expenses

         The Company's total costs and expenses increased by approximately 15% to $1,893,611 during the first quarter of 2001, as compared to $1,646,630 for the first quarter of 2000.

         The majority of the Company's costs and expenses are related to compensation costs. The Company's operating expenses were higher in the first quarter of 2001 as compared to the first quarter of 2000 because the Company employed an average of 43 individuals during the first quarter of 2001, as compared to an average of 32 individuals in the first quarter of 2000.

         Selling and marketing expenses increased approximately 261% to $456,235 during the first quarter of 2001, as compared to $126,301 for the first quarter of 2000. This increase is a result of the Company aggressively marketing its software migration technology with advertising and promotional activities in media and trade show formats.

         Research and development expenses decreased to $531,097 during the first quarter of 2001, as compared to $534,716 for the first quarter of 2000. The Company will continue to incur research and development expenses in order to refine and enhance the Company's product and expand the Company's product line.

         General and administrative expenses decreased 8% to $906,279 during the first quarter of 2001, as compared to $985,613 for the first quarter of 2000. Between the first quarter of 2001 and 2000, general and administrative expenses varied as follows:

         o In the first quarter of 2001, the Company hired individuals and incurred infra-structure costs to establish a migration group and a software solutions group for the purpose of providing consulting services to customers. The costs associated with these two groups consisted primarily of salary expense and benefits expense which aggregated $157,049. No such costs were incurred in 2000.

         o        Insurance costs increased $42,827 in 2001 as compared to 2000.

         o Costs associated with the Company's 401(k) plan increased $7,936 in 2001 as compared to 2000 as a result of the Company changing plan administrators.

         o Accrued stockholder meeting expenses increased $16,751 in 2001 as compared to 2000.

         o Printing costs associated with Securities and Exchange Commission filings increased $9,077 in 2001 as compared to 2000.

         o Depreciation expense decreased $7,168 in 2001 as compared to 2000.

         o Legal and accounting expenses decreased $83,668 in 2001 as compared to 2000.

         In the first quarter ended March 31, 2000, the Company issued options to purchase an aggregate of 5,570,800 shares of common stock to directors, officers and employees, some of which have exercise prices equal to less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first quarter of 2001 was $205,521, as compared to $447,173 for the first quarter of 2000. This compensation expense was allocated $160,938, $34,583 and $10,000 to general and administrative, selling and marketing, and research and development costs, respectively, in the first quarter of 2001, whereas, in the first quarter of 2000, such compensation expense was allocated $428,006, $19,167 and $0 to general and administrative, selling and marketing, and research and development costs, respectively.

Interest and Financing Expense

         The Company's interest and financing expense decreased to $71,898 during the first quarter of 2001, as compared to $2,587,471 for the first quarter of 2000. Interest expense decreased to $12,922 during the first quarter of 2001, as compared to $2,556,456 for the first quarter of 2000. During the first quarter ended March 31, 2000, the Company recorded $2,500,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. No similar expense was incurred during the first quarter ended March 31, 2001.

         Financing fees increased to $58,976 during the first quarter of 2001, as compared to $31,015 for the first quarter of 2000 due to additional working capital requirements.

Other Income

         Other income in the first quarter of 2001 decreased to $585, as compared to $6,011 in the first quarter of 2000. In 2000, the Company was able to invest in short-term interest-bearing investments using funds received from the private placement funding of $2,500,000 received in the first quarter of 2000, whereas, no such investments were made in the first quarter of 2001.

Provision For Income Taxes

         As a result of operating losses for 2001 and 2000, MigraTEC did not incur a federal income tax obligation for the first quarter ended March 31, 2001. No tax benefit was recorded during the first quarter of 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2015.

Net Loss

         For the first quarter ended March 31, 2001, MigraTEC incurred a net loss of $1,870,941 or $0.02 per share, as compared with a net loss of $4,225,090 or $0.06 per share for the first quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $1,370,505 for the first quarter of 2001 as compared to $945,336 for the first quarter of 2000, which resulted from the operating loss, decreased by net changes in assets and liabilities and non-cash expenses and income of $500,436 for the first quarter of 2001 and $3,279,754 for the first quarter of 2000.

         As of March 31, 2001, MigraTEC had a net working capital deficit of $1,384,092, as compared to a net working capital deficit of $772,853 at December 31, 2000.

         As of March 31, 2001, MigraTEC had cash of $62,879 and $0 in outstanding accounts receivable, compared to cash of $242,254 and $15,000 in outstanding accounts receivable at December 31, 2000.

         As of March 31, 2001, MigraTEC's outstanding obligations under notes payable totaled $3,841,501 as compared to $4,344,523 at December 31, 2000. The Company's outstanding obligations under notes payable as of March 31, 2001 and December 31, 2000 are summarized below.


                                Notes Payable                                    March 31, 2001       December 31, 2000
                                -------------                                    --------------       -----------------
Note payable to Mercury Fund No. 1, Ltd. in the amount of $565,000, dated
December 1, 2000, with interest varying between 0% and 10%, due the earlier of
December 1, 2001 or upon the occurrence of a qualified financing transaction, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998, January 4 and 27, 1999 and
January 25, 2000. Upon the occurrence of a qualified financing transaction, the
Company has the option to require the note holder to exercise warrants issued
with the convertible note dated January 25, 2000.                                      $  565,000             $  565,000

Convertible note payable to Mercury Fund No. 1, Ltd. in the amount of
$1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. Such
note is convertible at any time on the basis of one share of common stock for each $0.125 in principal amount of the note outstanding at the time of conversion and automatically convertible under certain circumstances. As of
March 31, 2001, Mercury had converted $250,000 into 2,000,000 shares of common
stock.                                                                                  1,525,000              1,775,000


                                Notes Payable                                    March 31, 2001       December 31, 2000
                                -------------                                    --------------       -----------------
Convertible note payable to MT Partners, L.P. in the amount of $1,975,000, dated
January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated
December 4 and 28, 1998 and January 4 and 27, 1999. Such note is convertible at any time on the basis of one share of common stock for each $0.125 in principal amount of the note outstanding at the time of conversion and automatically convertible under certain circumstances. As of March 31, 2001, MT Partners had
converted $500,000 into 4,000,000 shares of common stock.                              1,475,000              1,975,000

Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
III, L.P.) in the aggregate amount of $250,000, dated December 4 and December
28, 1998 and January 4 and 27, 1999, bearing interest at 16% per annum, collateralized by all assets owned or thereafter acquired. Modified, extended and renewed February 1, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $31,000 with a final maturity of December 31, 1999. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31,
2000. In connection with the October 31, 1999 modification, the note holder was issued two-year warrants to purchase 100,000 shares of common stock at
$0.01 per share and 100,000 shares of common stock at $0.20 per share. Modified, extended and renewed January 26, 2001, so as to increase the outstanding loan amount to $250,000, bearing interest at 15% per annum, interest only payable monthly until May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002.
In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share.
This warrant was exercised in March, 2001.                                               250,000                    958

Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December
10, 2003.                                                                                 26,501                 28,565

         During the first quarter of 2001, MigraTEC had net cash provided by financing activities of $1,255,051 consisting of $1,008,319 in connection with the issuance of common stock, and $250,000 in proceeds from the short-term loan from BEM Capital Partners, Inc., as described above. The cash proceeds were offset by $3,268 expended for the repayment of principal of notes payable and an obligation under a capital lease. During the first quarter of 2000, the Company had net cash provided by financing activities of $3,609,927 consisting of $2,500,000 in proceeds from the long-term loans from Mercury Fund No. 1, Ltd. and MT Partners, L.P., as described above, and $1,867,603 in connection with the issuance of common stock. The cash proceeds were offset by $757,676 expended for the repayment of principal of notes payable and an obligation under a capital lease.

         On March 27, 2001, the Company and Ironhead Investments Inc. ("Ironhead") entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to $20,000,000 of common stock over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). In connection with the equity line of credit, Ironhead and GKN Securities ("GKN") were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. The Company engaged GKN as a sales agent to facilitate this transaction. GKN will also receive a 5% placement fee for each draw under the equity line of credit. The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

         MigraTEC had substantial operating losses during the first quarter of 2001 and the prior three years. While MigraTEC has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the years ended December 31, 2000, 1999 and 1998, MigraTEC incurred net losses of $10,193,130, $4,184,078 and $3,458,075, respectively. At March 31,
2001, MigraTEC had an accumulated deficit of $23,702,258.

         MigraTEC plans to raise additional capital in 2001 to fund expanded sales and marketing efforts and other normal operating costs. MigraTEC will need substantial additional capital over the next twelve months to develop and aggressively market its new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

         o internal technological developments and those of MigraTEC's technology partners, including Intel, IBM and Dell;

         o the successful introduction of the Intel(R)Itanium(TM) 64-bit processor in the first half of 2001;

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

         MigraTEC's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for software migration software, services and related products. If MigraTEC is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, MigraTEC will be unable to continue as a going concern. Assuming that the Company is able to sell shares of its common stock under the Stock Purchase Agreement with Ironhead and/or in private transactions, management anticipates that funds will be available to meet the Company's obligations for the foreseeable future.

FORWARD LOOKING STATEMENTS

         The foregoing discussion may contain forward-looking statements. All statements, other than statements of historical fact, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "such" or "believe." The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of MigraTEC.

         Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although management believes that the expectations reflected in such forward-looking statements are accurate, no assurance can be given that such expectations will occur. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of such information should not be regarded as a representation by MigraTEC, management or any other person that the objectives of MigraTEC will be achieved.

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

         o Management may not be able to successfully implement the Company's business plan and sales strategy;

         o MigraTEC may not be able to attract and retain a skilled and cohesive management group; and

         o unfavorable changes in economic and industry conditions and regulatory requirements may develop.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         MigraTEC's agreement with MJ Capital Partners III, L.P., dated November 16, 1998, restricts the Company's ability to declare or pay any dividends as long as any obligation under the agreement remains outstanding. Pursuant to the Assignment and Assumption Agreement, dated as of January 26, 2001, MJ Capital Partners III, L.P. assigned its rights and obligations under this agreement to BEM Capital Partners, L.P., leaving the provisions of the agreement unchanged.

         During the first quarter ended March 31, 2001, MigraTEC sold its unregistered securities in the transactions described below. Unless stated otherwise, for each such transaction, exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by MigraTEC under Section 4(2) of the Securities Act of 1933, as amended, and under comparable limited offering exemptions under state securities laws, as a transaction by an issuer which does not involve a public offering.

         On February 16, 2001 MigraTEC issued 200,000 shares of its common stock at a price of $0.30 per share to a general partnership.

         On March 5, 2001, MigraTEC issued 40,000 shares of its common stock to a limited partnership upon the exercise of a one-year warrant to purchase shares at $0.01 per share that was issued as part of a financing transaction.

         On March 12, 2001, MigraTEC issued an aggregate of 714,285 shares of its common stock at a price of $0.28 per share to one individual and one limited liability company.

         On March 27, 2001, MigraTEC issued five-year warrants to purchase 325,000 shares of common stock at an exercise price of $0.42 to a corporation.

         On March 27, 2001, MigraTEC issued five-year warrants to purchase an aggregate of 325,000 shares of common stock at an exercise price of $0.42 to a corporation and its designees.

         On March 28, 2001, MigraTEC issued 250,000 shares of its common stock at a price of $.20 per share to a corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: See exhibit table below.

         (b) Reports of Form 8-K: No reports on Form 8-K were filed by the Company during the first quarter ended March 31, 2001.

    EXHIBIT
    NUMBER     DESCRIPTION OF DOCUMENT

         3.1  Certificate of Incorporation(1)

         3.2  Bylaws(2)

         4.1  Form of Common Stock Certificate (3)

        10.1 Employment Agreement between the Company and W. Curtis Overstreet dated, April 10, 1997 (4)

        10.2 Employment Agreement between the Company and Joseph B. Meredith, dated June 1, 1997 (5)

        10.3 Employment Agreement between the Company and Rick J. Johnson, dated July 1, 1997 (6)

        10.4 Stock Option Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated as of August 6, 1999 (7)

        10.5  MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated
              (8)

        10.6 Form of Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (9)

        10.7 Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (10)

        10.8  Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd.
              (11)

        10.9 $1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to MT Partners, L.P., dated as of January 25, 2000 (12)

       10.10 $1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (13)

       10.11 Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (14)

       10.12 Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P., Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (15)

       10.13 Registration Rights Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (16)

       10.14 Form of Director Indemnification Agreement between MigraTEC, Inc. and Kevin C. Howe and Drew R. Johnson, dated as of January 25, 2000 (17)

       10.15 Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated February 28, 2000 (18)

       10.16 Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000 (19)

       10.17 Office Lease Agreement between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated as of April 12, 2000 (20)

       10.18 Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated June 1, 2000
              (21)

       10.19 Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000 (22)

    EXHIBIT
    NUMBER    DESCRIPTION OF DOCUMENT

       10.20 Lease Modification Agreement Number One between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated November 16, 2000 (23)

       10.21 $565,000 Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of December 1, 2000 (24)

       10.22 Security Agreement between MigraTEC, Inc. and Mercury Fund No. 1, Ltd., dated as of December 1, 2000 (25)

       10.23 Stock Option Amendment Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated January 2, 2001 (26)

       10.24 Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated January 26, 2001(27)

       10.25 Assignment and Assumption Agreement between MJ Capital Partners III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001
              (28)

       10.26 Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001 (29)

       10.27 Form of Stock Purchase Warrant to GKN Securities Corp. and its designees (30)

       10.28 Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (31)

       10.29 Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (32)

       10.30 Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc. and Epstein Becker & Green, P.C., dated as of March 27, 2001 (33)

       10.31 Registration Rights Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (34)

        11.1  Statement re: Computations of Net Loss per Share (35)

        24.1 Power of Attorney (included in the signature page of this Form 10-QSB)

---------------

(1) Incorporated herein by reference to Exhibit 3.1 to MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946.

(2) Incorporated herein by reference to Exhibit 3.2 to MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946.

(3) Incorporated herein by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946.

(4) Incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(5) Incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(6) Incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(7) Incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946.

(8) Incorporated herein by reference to Exhibit 99.1 to MigraTEC's Form S-8 filed November 6, 2000, File No. 333-49398.

(9) Incorporated herein by reference to Exhibit 99.2 to MigraTEC's Form S-8 filed November 6, 2000, File No. 333-49398.

(10) Incorporated herein by reference to Exhibit 10.9 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(11) Incorporated herein by reference to Exhibit 4.2 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(12) Incorporated herein by reference to Exhibit 10.10 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(13) Incorporated herein by reference to Exhibit 10.11 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(14) Incorporated herein by reference to Exhibit 10.12 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(15) Incorporated herein by reference to Exhibit 10.13 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(16) Incorporated herein by reference to Exhibit 10.14 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(17) Incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(18) Incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(19) Incorporated herein by reference to Exhibit 10.17 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(20) Incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(21) Incorporated herein by reference to Exhibit 10.19 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(22) Incorporated herein by reference to Exhibit 10.20 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(23) Incorporated herein by reference to Exhibit 10.21 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(24) Incorporated herein by reference to Exhibit 10.22 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(25) Incorporated herein by reference to Exhibit 10.23 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(26) Incorporated herein by reference to Exhibit 10.24 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(27) Incorporated herein by reference to Exhibit 10.25 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(28) Incorporated herein by reference to Exhibit 10.26 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(29) Incorporated herein by reference to Exhibit 10.27 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(30) Incorporated herein by reference to Exhibit 10.28 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(31) Incorporated herein by reference to Exhibit 10.29 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(32) Incorporated herein by reference to Exhibit 10.30 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(33) Incorporated herein by reference to Exhibit 10.31 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(34) Incorporated herein by reference to Exhibit 10.32 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(35)       Filed herewith.

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints T. Ulrich Brechbuhl his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment to this Form 10-QSB, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGRATEC, INC.

By:      /s/ T. Ulrich Brechbuhl                          May 14, 2001
         -----------------------------------
         T. Ulrich Brechbuhl
         President and Chief Financial Officer

         /s/ W. Curtis Overstreet                         May 14, 2001
         -----------------------------------
         W. Curtis Overstreet
         Chief Executive Officer

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER   DESCRIPTION
       ------   -----------

         3.1     Certificate of Incorporation(1)

         3.2     Bylaws(2)

         4.1     Form of Common Stock Certificate (3)

        10.1    Employment Agreement between the Company and W. Curtis
                Overstreet dated, April 10, 1997 (4)

        10.2 Employment Agreement between the Company and Joseph B. Meredith, dated June 1, 1997 (5)

        10.3 Employment Agreement between the Company and Rick J. Johnson, dated July 1, 1997 (6)

        10.4    Stock Option Agreement between MigraTEC, Inc. and EAI Partners,
                Inc., dated as of August 6, 1999 (7)

        10.5    MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated
                (8)

        10.6    Form of Stock Option Agreement pursuant to the MigraTEC, Inc.
                Long-Term Incentive Plan, as amended and restated (9)

        10.7    Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P.
                and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (10)

        10.8    Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1,
                Ltd. (11)

        10.9    $1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc.
                to MT Partners, L.P., dated as of January 25, 2000 (12)

       10.10    $1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc.
                to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (13)

       10.11    Security Agreement between MigraTEC, Inc. and MT Partners, L.P.
                and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (14)

       10.12    Shareholders Agreement between MigraTEC, Inc., MT Partners,
                L.P., Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (15)

       10.13    Registration Rights Agreement between MigraTEC, Inc. and MT
                Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January
                25, 2000 (16)

       10.14    Form of Director Indemnification Agreement between MigraTEC,
                Inc. and Kevin C. Howe and Drew R. Johnson, dated as of January
                25, 2000 (17)

       10.15    Amendment No. 1 to Convertible Secured Promissory Note by
                MigraTEC, Inc. in favor of MT Partners, L.P., dated February 28,
                2000 (18)

       10.16    Amendment No. 1 to Convertible Secured Promissory Note by
                MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated
                February 28, 2000 (19)

       10.17    Office Lease Agreement between MigraTEC, Inc. and Charter Crown
                Plaza Partners, L.P., dated as of April 12, 2000 (20)

       10.18    Amendment No. 2 to Convertible Secured Promissory Note by
                MigraTEC, Inc. in favor of MT Partners, L.P., dated June 1, 2000
                (21)

       10.19    Amendment No. 2 to Convertible Secured Promissory Note by
                MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated June
                1, 2000 (22)

       EXHIBIT
       NUMBER   DESCRIPTION
       ------   -----------
       10.20    Lease Modification Agreement Number One between MigraTEC, Inc.
                and Charter Crown Plaza Partners, L.P., dated November 16, 2000
                (23)

       10.21    $565,000 Promissory Note by MigraTEC, Inc. to Mercury Fund No.
                1, Ltd., dated as of December 1, 2000 (24)

       10.22    Security Agreement between MigraTEC, Inc. and Mercury Fund No.
                1, Ltd., dated as of December 1, 2000 (25)

       10.23    Stock Option Amendment Agreement between MigraTEC, Inc. and EAI
                Partners, Inc., dated January 2, 2001 (26)

       10.24    Modification, Renewal and Extension of Note and Security
                Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated January 26, 2001(27)

       10.25    Assignment and Assumption Agreement between MJ Capital Partners
                III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001
                (28)

       10.26    Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001
                (29)

       10.27 Form of Stock Purchase Warrant to GKN Securities Corp. and its designees (30)

       10.28 Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (31)

       10.29    Common Stock Purchase Agreement between MigraTEC, Inc. and
                Ironhead Investments Inc., dated as of March 27, 2001 (32)

       10.30    Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc.
                and Epstein Becker & Green, P.C., dated as of March 27, 2001
                (33)

       10.31    Registration Rights Agreement between MigraTEC, Inc. and
                Ironhead Investments Inc., dated as of March 27, 2001 (34)

        11.1    Statement re: Computations of Net Loss per Share (35)

        24.1    Power of Attorney (included in the signature page of this Form
                10-QSB)

---------------

(1) Incorporated herein by reference to Exhibit 3.1 to MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946.

(2) Incorporated herein by reference to Exhibit 3.2 to MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946.

(3) Incorporated herein by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946.

(4) Incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(5) Incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(6) Incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093.

(7) Incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946.

(8) Incorporated herein by reference to Exhibit 99.1 to MigraTEC's Form S-8 filed November 6, 2000, File No. 333-49398.

(9) Incorporated herein by reference to Exhibit 99.2 to MigraTEC's Form S-8 filed November 6, 2000, File No. 333-49398.

(10) Incorporated herein by reference to Exhibit 10.9 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(11) Incorporated herein by reference to Exhibit 4.2 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(12) Incorporated herein by reference to Exhibit 10.10 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(13) Incorporated herein by reference to Exhibit 10.11 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(14) Incorporated herein by reference to Exhibit 10.12 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(15) Incorporated herein by reference to Exhibit 10.13 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(16) Incorporated herein by reference to Exhibit 10.14 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(17) Incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(18) Incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(19) Incorporated herein by reference to Exhibit 10.17 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(20) Incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220.

(21) Incorporated herein by reference to Exhibit 10.19 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(22) Incorporated herein by reference to Exhibit 10.20 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(23) Incorporated herein by reference to Exhibit 10.21 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(24) Incorporated herein by reference to Exhibit 10.22 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(25) Incorporated herein by reference to Exhibit 10.23 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(26) Incorporated herein by reference to Exhibit 10.24 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(27) Incorporated herein by reference to Exhibit 10.25 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(28) Incorporated herein by reference to Exhibit 10.26 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(29) Incorporated herein by reference to Exhibit 10.27 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220.

(30) Incorporated herein by reference to Exhibit 10.28 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(31) Incorporated herein by reference to Exhibit 10.29 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(32) Incorporated herein by reference to Exhibit 10.30 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(33) Incorporated herein by reference to Exhibit 10.31 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(34) Incorporated herein by reference to Exhibit 10.32 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830.

(35)       Filed herewith.