Form 10QSB
period 2001-06-30
MIGRATEC INC
filed 2001-08-09
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to ___________

                        COMMISSION FILE NUMBER: 000-28220

                                 MIGRATEC, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


               DELAWARE                                       65-0125664
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)


          11494 LUNA ROAD, SUITE 100, FARMERS BRANCH, TEXAS 75234-9421
                    (Address of Principal Executive Offices)


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
YES [X]  NO [ ]


         The number of shares outstanding of each of the issuer's classes of common equity as of August 6, 2001:


              Title of Class                                Number of Shares Outstanding
   Common Stock, $0.001 par value per share                          111,487,135



    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
         ITEM 1.  FINANCIAL STATEMENTS                                                                       1

                  Consolidated Condensed Balance Sheets at June 30, 2001 (unaudited),                        1
                  and December 31, 2000

                  Consolidated Condensed Statements of  Operations for the three months                      2
                  ended  June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 (unaudited)

                  Consolidated Condensed Statements of Cash Flows for the six months                         3
                  ended June 30, 2001 and 2000 (unaudited)

                  Notes to Consolidated Condensed Financial Statements (unaudited)                           4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                         14
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                                 22

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  22

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                           23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                                              --------------  -----------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS
         Cash                                                                 $      631,750    $      242,254
         Accounts receivable                                                              --            15,000
         Other current assets                                                         45,091            77,313
                                                                              --------------    --------------
                Total current assets                                                 676,841           334,567

PROPERTY AND EQUIPMENT, NET                                                          174,939           153,768

OTHER ASSETS
         Capitalized software costs, net of amortization of $86,019
              and  $64,917, in 2001 and 2000, respectively                             6,003            27,106
         Deferred financing costs                                                    154,252                --
         Other assets                                                                  7,756             7,756
                                                                              --------------    --------------
                Total other assets                                                   168,011            34,862
                                                                              --------------    --------------

                Total Assets                                                  $    1,019,791    $      523,197
                                                                              ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Current portion of long-term debt and notes payable                  $      439,906    $      574,643
         Accounts payable                                                            466,629           297,778
         Accrued expenses                                                            530,426           179,345
         Deferred income                                                                 867            55,500
         Obligation under capital lease                                                1,422             1,159
                                                                              --------------    --------------
                Total current liabilities                                          1,439,250         1,108,425


LONG-TERM LIABILITIES
         Long-term portion of notes payable                                        2,515,082         3,769,880
         Long-term portion of obligation under capital lease                           3,420             4,203
                                                                              --------------    --------------
                Total long-term liabilities                                        2,518,502         3,774,083
                                                                              --------------    --------------
                Total Liabilities                                                  3,957,752         4,882,508

MINORITY INTEREST                                                                     (3,752)           (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
         Preferred stock 50,000,000 shares authorized; $0.001 par
              value; none issued or outstanding
         Common stock 200,000,000 shares authorized; $0.001 par value;
              118,293,976 and 91,353,074 shares issued at June 30, 2001
              and December 31, 2000, respectively                                    118,294            91,353
         Additional paid-in capital                                               25,430,733        20,989,692
         Subscription receivable                                                     (67,769)               --
         Deferred stock compensation                                              (1,110,938)       (1,827,396)
         Treasury stock, at cost (9,864,449 shares in 2001 and 2000)              (1,777,891)       (1,777,891)
         Accumulated deficit                                                     (25,526,638)      (21,831,317)
                                                                              --------------    --------------
                Total stockholders' deficit                                       (2,934,209)       (4,355,559)
                                                                              --------------    --------------
                Total Liabilities and Stockholders' Deficit                   $    1,019,791    $      523,197
                                                                              ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED JUNE 30,           Six Months Ended June 30,
                                                       ----------------------------------      ----------------------------------
                                                            2001                2000                2001                2000
                                                       --------------      --------------      --------------      --------------
REVENUES
    Consulting services                                $       35,000            $     --      $      128,333             $    --
    Software maintenance fees                                     650               3,000               1,300               6,000
                                                       --------------      --------------      --------------      --------------
          Total Revenues                                       35,650               3,000             129,633               6,000
                                                       --------------      --------------      --------------      --------------

COSTS AND EXPENSES
    Cost of revenues                                            6,683                  --               6,683                  --
    Selling and marketing                                     320,522             280,383             776,757             365,675
    Research and development                                  418,611             645,937             949,708           1,150,981
    General and administrative                              1,085,018             820,405           1,991,297           1,876,699
                                                       --------------      --------------      --------------      --------------
          Total costs and expenses                          1,830,834           1,746,725           3,724,445           3,393,355
                                                       --------------      --------------      --------------      --------------

LOSS FROM OPERATIONS                                       (1,795,184)         (1,743,725)         (3,594,812)         (3,387,355)
    Other income (expense)
        Interest and financing expense                        (29,317)         (1,259,191)           (101,215)         (3,846,662)
        Other income, net                                         121              27,933                 706              33,944
                                                       --------------      --------------      --------------      --------------
          Total other income (expense)                        (29,196)         (1,231,258)           (100,509)         (3,812,718)
                                                       --------------      --------------      --------------      --------------

          Net loss                                     $   (1,824,380)         (2,974,983)     $   (3,695,321)         (7,200,073)
                                                       ==============      ==============      ==============      ==============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)          $        (0.02)     $        (0.04)     $        (0.04)     $        (0.09)
                                                       ==============      ==============      ==============      ==============

WEIGHTED AVERAGE COMMON SHARES
     ISSUED AND OUTSTANDING (BASIC AND
     DILUTED)                                              98,095,728          79,922,566          92,951,533          77,394,364
                                                       ==============      ==============      ==============      ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------------------
                                                                                       2001               2000
                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                  $  (3,695,321)     $  (7,200,073)
         Adjustments to reconcile net loss to net cash (used by)
           operating activities:
              Depreciation and amortization                                               65,091             86,486
              Deferred stock compensation                                                386,458            704,896
              Warrants issued for consulting services                                     17,000                 --
              Interest expense associated with beneficial
                conversion feature of convertible debt                                        --          3,750,000
              Financing fees                                                              40,000                 --
              Warrants issued for financing fees                                          24,736              1,015
              Amortization of discount on notes payable                                       --             20,797
              Change in assets and liabilities:
                 (Increase) decrease in accounts receivables                              15,000             60,700
                 (Increase) decrease in other current assets                              32,222           (155,214)
                 (Increase) decrease in other assets                                          --             13,792
                 (Increase) decrease in deferred financing costs                        (154,252)            30,000
                 Increase (decrease) in accounts payable                                 168,851            (65,477)
                 Increase (decrease) in accrued expenses                                 351,081            104,177
                 Increase (decrease) in deferred income                                  (54,633)            94,000
                                                                                   -------------      -------------
         Net cash (used by) operating activities                                      (2,803,767)        (2,554,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                             (65,159)          (160,579)
         Retirement of property and equipment                                                 --             11,783
                                                                                   -------------      -------------
         Net cash (used in) investing activities                                         (65,159)          (148,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                                                     450,000          3,750,000
         Proceeds from issuance of common stock                                        3,398,477          2,044,272
         Payments under obligation of capital lease                                         (520)            (5,526)
         Repayment of notes payable                                                     (589,535)          (824,121)
                                                                                   -------------      -------------
         Net cash provided by financing activities                                     3,258,422          4,964,625
                                                                                   -------------      -------------
         Net increase (decrease) in cash                                                 389,496          2,260,928

Cash - beginning                                                                         242,254              1,417
                                                                                   -------------      -------------
Cash - ending                                                                      $     631,750      $   2,262,345
                                                                                   =============      =============
SUPPLEMENTAL DISCLOSURES:
         Interest paid                                                             $      15,407      $      89,183
                                                                                   =============      =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
         Issuance of stock upon conversion of debt to equity                       $   1,250,000     $           --
                                                                                   =============      =============


        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

MigraTEC is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. ("One Up, Ltd."), incorporated under the laws of the Province of Ontario, Canada. One Up, Ltd. ceased its operations in 1997. At December 31, 1999, a reserve was provided for all of the assets of One Up, Ltd. in the amount of $36,808, which MigraTEC does not expect to be realizable. Liabilities of One Up, Ltd. in the amount of $45,736 will remain until the obligations are resolved.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first six months of 2001 and 2000 was $21,103 and $15,000, respectively.

DEFFERED FINANCING FEES

Costs associated with the private equity line discussed in Note 4 have been capitalized and will be charged against the proceeds from the Company's private equity line of credit.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at June 30, 2001 and December 31, 2000.

REVENUE RECOGNITION

The Company's revenues consist of software license revenues, consulting services revenues and software maintenance and support revenues.

Revenues are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition."

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

Software maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues in 2000 include revenue related to the Company's contract with Dell. This contract is a multiple elements agreement for which revenue is recognized pro rata over the contract term.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

The effect of stock options and warrants that aggregated 23,234,900 and 26,029,708 shares as of June 30, 2001 and 2000, respectively, would be anti-dilutive due to the Company's losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 3 are converted, an additional 20,000,000 shares of the Company's common stock would be outstanding as of June 30, 2001.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not anticipate that SFAS Nos. 141 and 142 will have a significant impact on the Company's financial statements when adopted on January 1, 2002.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $10,193,130 and used cash in operations of $5,097,689 for the year ended December 31, 2000. In addition, at December 31, 2000 and June 30, 2001, the Company's current liabilities exceeded current assets by $773,858 and $762,409, respectively, and the Company had a net stockholders' deficit of $4,355,559 and $2,934,209, respectively. In the six months ended June 30, 2001, the Company incurred a loss of $ 3,695,321 and used cash in operations of $2,803,767. The Company's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. Management believes the Company will successfully complete its plan to raise additional capital in 2001 and that funds will be available to meet the Company's obligations for at least the next 12 months. If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

In January 2000 the Company raised $3,750,000 in a private financing (see Note
3). In the first six months of 2001, the Company raised an additional $1,427,500 in private equity transactions and has received $1,970,977 from the exercise of options and warrants. In addition, the Company entered into a private equity line of credit agreement on March 27, 2001, pursuant to which the Company can draw down up to $20,000,000 over a 20 month period (see Note 4). The Company plans to raise additional capital in 2001 to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 3. NOTES PAYABLE

Notes payable at June 30, 2001 and December 31, 2000, include the following:


                                                                                         JUNE 30, 2001     DECEMBER 31, 2000
                                                                                        ---------------    -----------------
Note payable to Mercury Fund No. 1, Ltd. in the amount of $565,000, dated
December 1, 2000, with interest varying between 0% and 10%, due the earlier of
December 1, 2001 or upon the occurrence of a qualified financing transaction, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998, January 4 and 27, 1999 and
January 25, 2000. Upon the occurrence of a qualified financing transaction, the
Company has the option to require the note holder to exercise warrants issued with the convertible note dated January 25, 2000. This note was repaid in full on June 22, 2001 upon the exercise of warrants to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus
cash in the amount of $2,960.                                                                  $     --     $       565,000

Convertible note payable to Mercury Fund No. 1, Ltd. in the amount of
$1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. A portion of this note was converted into shares of common stock as more fully
described below.                                                                              1,275,000           1,775,000

Convertible note payable to MT Partners, L.P. in the amount of $1,975,000, dated
January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated
December 4 and 28, 1998 and January 4 and 27, 1999. A portion of this note was
converted into shares of common stock as more fully described below.                          1,225,000           1,975,000

Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
III, L.P. as of January 2001) in the aggregate amount of $250,000, dated
December 4 and December 28, 1998 and January 4 and 27, 1999, bearing interest at
16% per annum, collateralized by all assets owned or thereafter acquired
Modified, extended and renewed February 1, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling
$31,000 with a final maturity of December 31, 1999. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000. In connection with the October 31, 1999 modification, the note holder was issued two-year warrants to purchase 100,000 shares of common stock at $0.01 per share and 100,000 shares of common stock at
$0.20 per share. Modified, extended and renewed January 26, 2001, so as to increase the outstanding loan amount to $250,000, bearing interest at 15% per annum, interest only payable monthly until May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of
common stock at $0.01 per share. This warrant was exercised in March 2001.                      230,620                 958


                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 3. NOTES PAYABLE (continued)

                                                                                          JUNE 30, 2001       DECEMBER 31, 2000
                                                                                          ---------------     -----------------
Note payable to The Glebe Group in the amount of $200,000, dated May 11, 2001, bearing interest at 15% per annum, principal and interest originally due June
11, 2001, extended and renewed with a new maturity date of August 10, 2001. In connection with this note, the note holder was issued a six-month warrant to purchase 16,000 shares of common stock at $0.01 per share. This warrant is unexercised as of June 30, 2001.
                                                                                                  200,000                   --

Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000,
due December 10, 2003.                                                                             24,368               28,565
                                                                                          ---------------      ---------------

Total outstanding                                                                               2,954,988            4,344,523
Less current portion                                                                             (439,906)            (574,643)
                                                                                          ---------------      ---------------
Long-term portion                                                                         $     2,515,082      $     3,769,880
                                                                                          ===============      ===============



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

Pursuant to the Agreement, the Company issued to the Investors warrants to purchase up to an aggregate of 6,000,000 shares of common stock. All of such warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.20 per share. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices were below the market price of the common stock at the date of issuance. As a result, the Company recorded $2,500,000 and $1,250,000 of interest expense during the quarters ended March 31, 2000 and June 30, 2000, respectively, in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In the first six months of 2001, Mercury Fund No. 1, Ltd. and MT Partners, L.P. converted $500,000 and $750,000, respectively, of these notes into an aggregate of 10,000,000 shares of common stock and exercised all of their warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 3. NOTES PAYABLE (continued)

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

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 118,293,976 and 91,353,074 shares were issued, inclusive of treasury stock, at June 30, 2001 and December 31, 2000, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During the first six months of 2001, the Company completed private placements of 6,593,451 shares of unregistered common stock with a weighted average price per share of $0.2165.

Private Equity Line

On March 27, 2001, the Company and Ironhead Investments Inc. ("Ironhead") entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to $20,000,000 of common stock up to a maximum of 30,000,000 shares of common stock over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). The Company has reserved 30,000,000 shares of common stock to be issued under the equity line of credit. As of June 30, 2001, the Company has not sold any shares of common stock under the Stock Purchase Agreement.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

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

Conversion Of Debt To Equity

During the first six months of 2001, the Company issued 10,000,000 shares of common stock at $0.125 per share from conversion of convertible debt aggregating $1,250,000 in accordance with the provisions of the convertible debt agreement dated January 25, 2000.

Exercise Of Options And Warrants

During the first six months of 2001, the Company issued 10,347,451 shares of common stock upon exercise of options and warrants yielding proceeds of $1,970,977.

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

Financing fees of $5,760 were recorded in connection with the issuance of a six-month warrant to purchase 16,000 shares of common stock at $0.01 per share. This warrant was issued as a condition for the extension of a note payable in May 2001. This warrant has not been exercised.

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first six months of 2001, certain directors, officers and employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan. The terms of such grants are summarized below:

                                                                          Option Price
                                                                    -------------------------
                                                Number of
                                                Underlying          Weighted
                   Range of Exercise Prices       Shares             Average            Total
                   ------------------------     ----------          --------            -----
                  Granted at market value
                     Non-employees
                          $0.38                     50,000          $   0.38         $ 19,000
                     Employees
                          $0.31 to $0.4844       2,309,568          $ 0.3735         $862,697

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. During the second quarter of 2001, as a result of individuals no longer being employed by the Company, deferred stock compensation in the aggregate amount of $330,000 was forfeited. The amount forfeited is reflected as reduction of deferred stock compensation and additional paid-in capital. Stock compensation expense charged to operations was $386,458 and $704,896 for the first six months of 2001 and 2000, respectively.

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At June 30, 2001, the Company had options and warrants outstanding for the purchase of shares of common stock as follows:

                      Warrants                                               2,206,400
                      Stock Options:
                        Non-employees                                        2,300,000
                        Directors, Officers and Employees                   18,728,500
                                                                         --------------
                      Total                                                 23,234,900
                                                                         ==============


All of the warrants and non-employee stock options are vested and exercisable as of June 30, 2001.

NOTE 5. RELATED PARTY TRANSACTIONS

Mr. Kevin Howe, Chairman, and Mr. Drew Johnson joined the Company's board of directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. ("Mercury") and MT Partners, L.P. ("MT Partners"), respectively, in connection with the initial tranche of funding of a three-stage $3,750,000 investment in the Company, completed May 1, 2000. The notes related to the funding are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase 2,839,800 and 3,160,200 shares of common stock, respectively. As of June 30, 2001, Mercury had converted $500,000 of its convertible promissory note into 4,000,000 shares of common stock, exercised warrants to purchase 2,839,800 shares of common stock and sold 1,625,000 shares of common stock. MT Partners had converted $750,000 of its convertible promissory note into 6,000,000 shares of common stock, exercised warrants to purchase 3,160,200 shares of common stock and sold 4,234,500 shares of common stock. As a result of this investment, at June 30, 2001, Mercury and MT Partners each hold convertible promissory notes convertible into an aggregate of up to 10,200,000, and 9,800,000 shares of the Company's common stock, respectively.

In December 2000, Mercury loaned the Company $565,000 with an interest rate that varies between 0% and 10%. This note was repaid in full on June 22, 2001 upon the exercise of warrants to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus cash in the amount of $2,960.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $16,977 until August 2001 and $18,720 thereafter. The original lease term included three months of free rent, with the first rental payment due August 1, 2000. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of June 30, 2001.

                         Year ending December 31,                  Amount
                                   2001                        $    108,834
                                   2002                             224,640
                                   2003                             224,640
                                   2004                              37,440
                                                               -------------
                                                               $    595,554
                                                               =============


NOTE 7. SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the Company completed a private placement of 150,000 shares of unregistered common stock at $.38 per share. Additionally the Company issued 7,083 shares of common stock upon exercise of options and warrants yielding proceeds of $1,558.

Pursuant to the Company's option agreement with EAI, an aggregate of 2,000,000 option shares remain exercisable at June 30, 2001 at the greater of (i) $0.20 or
(ii) 50% of the previous five-day average closing bid price per share of the Company's common stock for the five business days immediately prior to exercise. Such option expires November 13, 2001. On July 12, 2001, the Company agreed to modify the exercise price for these options to $0.22 per share in exchange for immediate exercise. The Company agreed to payment terms of three equal installments of $100,000 due July 12, 2001, August 10, 2001 and September 9, 2001. A final payment of $140,000 is due October 9, 2001. As a result of this option modification, the Company will record a financing fee expense of approximately $44,000 in the third quarter of 2001.

In connection with the Stock Purchase Agreement discussed in Note 4, the Company issued 1,195,800 shares of common stock at a weighted average price per share of $0.4333, yielding proceeds of $491,273 net of commissions and escrow costs.

On July 30, 2001, the Company revised an agreement dated February 23, 2001 to sell 3,800,000 shares of unregistered common stock at $0.20 per share. The sale is to be completed in three tranches with 1,250,000 shares sold on each of July 31, 2001 and August 31, 2001 and the balance of 1,300,000 shares sold on October 15, 2001. The first tranch of 1,250,000 shares was completed on July 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2001

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

GENERAL

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, respectively. It should be read in conjunction with the interim consolidated financial statements of the Company and notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         Management believes that the net loss for the quarter ended June 30, 2001 was due primarily to the fact that the Company's expenses associated with continued development efforts and growing sales and marketing efforts significantly exceeded the Company's revenues. Management expects that this will continue for the remainder of 2001.

         With respect to development, the Company's development requirements decreased overall by approximately forty-percent during the second quarter of 2001 and in May, the Company reduced its development staff and resources proportionately. This decrease is due primarily to the Company's completion of the majority of the development on its 64Express(TM) product line (which automates the migration of software from 32-bit to 64-bit environments) in the second half of 2000. The remaining development efforts relating to 64Express(TM) focus on enhancing functionality and fine-tuning the performance of the product line. The Company initially released its second major product line, 32Direct(TM) (which facilitates the migration of software from one 32-bit environment to another, i.e. platform to platform), in the beginning of the second quarter of 2001. Both 64Express(TM) and 32Direct(TM) are available for sale today. However, the Company's development focus continues to be on the 32Direct(TM) product line, researching and adding new migration paths as market demand warrants. The Company is also researching other potential uses for its core technology to determine the feasibility of customizing this technology and creating additional software products.

         The demand for MigraTEC's flagship 64Express(TM) migration products and services largely depends on the successful market introduction and acceptance of Intel Corporation's 64-bit chips, the first generation of which is known as Itanium. Intel announced the future availability of Itanium in late May 2001 and as a result, many hardware original equipment manufacturers (OEMs), such as Dell, Compaq and Hewlett-Packard, revealed plans to ship products incorporating the Itanium technology in the third quarter of this year. Additionally, Compaq recently announced its plans to phase out use of the 64-bit Alpha technology in favor of Itanium. Management believes that this announcement strengthens Itanium's bid to be the frontrunner in the 64-bit computing revolution. However, due to a slowing economy and the extremely modest promotion of Itanium-based technology to date by Intel, market demand for technology and services that facilitate the use of Itanium, such as MigraTEC's 64Express(TM) product line, has been slow to develop and is expected to remain so through the end of 2001.

         Additional factors contribute to the delayed market demand for the Company's 64Express(TM) products and related services. First, while management believes that Intel's initial shipments of Itanium will go to tier two independent software vendors (ISVs) who will then begin the process of making their software 64-bit compliant, tier two vendors are generally focused on the release of Microsoft's Windows 64-bit server operating system to trigger their conversion. Introduction of Microsoft's 64-bit operating system is not expected until the first quarter of 2002. Management believes that the larger OEMs will start advertising Itanium related systems heavily once the Windows 64-bit operating system is available and that market demand for MigraTEC's products and services will increase at that time. Second, while management believes that corporate America owns a significant majority (approximately 90%) of the code eligible for migration to the new 64-bit technology using the Company's migration products and services, management also believes that many businesses will wait to adopt the new 64-bit technology until Intel's second generation 64-bit chip, known as McKinley, becomes available. The introduction of McKinley is currently scheduled for the second quarter of 2002, thereby delaying the demand for MigraTEC's 64Express(TM) products and services accordingly.

         Given this market outlook, the Company is focused on working with OEMs to identify ISVs adopting the 64-bit technology now and assisting those ISVs with their migrations. In an effort to help OEMs put initiatives in place to meet market demands, MigraTEC has completed a series of proof of concept projects with leading OEMs whereby their engineers tested the Company's migration products while performing sample software migrations. The primary objectives of these projects were to (i) demonstrate the capability of MigraTEC's technology, (ii) quantify the performance improvement and value added of the Company's technology, and (iii) build support for creating associations between MigraTEC and the leading OEMs. Each of the projects has been deemed a success as the average productivity enhancement for an engineer that participated in a project was well in excess of 700%. The Company is also working to position its migration technology, both 64-bit and cross platform, in such a manner that the professional service organizations engaged to perform the majority of software migrations (32-bit to 32-bit and/or 32-bit to 64-bit) will utilize MigraTEC's automated migration products as opposed to performing such migrations manually.

         Additionally, in light of the success of the proof of concept projects conducted to date and the anticipated growing market demand for migration assistance, efforts are well underway to reach agreements with various OEMs and tier one ISVs to provide group-wide licenses for use of all of MigraTEC's migration technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues

         The Company's revenues consist of consulting services revenues and software maintenance and support revenues. For the second quarter ended June 30, 2001, the Company's revenues increased to $35,650, as compared to $3,000 for the second quarter ended June 30, 2000. Revenues in the second quarter of 2001 consisted of $35,000 and $650 from consulting services and software maintenance fees, respectively, whereas, in the second quarter of 2000 revenues consisted entirely of software maintenance fees in the aggregate amount of $3,000 from the sale of the Company's Y2K product, which product is no longer sold or marketed. Consulting services revenue in the second quarter of 2001 consisted of $30,000 of revenues from an additional consulting contract with Dell Products, L.P. and $5,000 of revenues from a consulting contract with Unisys Corporation. The balance of revenues in the second quarter of 2001 resulted from deferred software maintenance fees associated with 2000 sales.

Costs And Expenses

         The Company's total costs and expenses increased 5% to $1,830,834 during the second quarter of 2001, as compared to $1,746,725 for the second quarter of 2000.

         The majority of the Company's costs and expenses are related to compensation costs. The Company's operating expenses were higher in the second quarter of 2001 as compared to the second quarter of 2000 because the Company employed an average of 39 individuals during the second quarter of 2001, as compared to an average of 38 individuals in the second quarter of 2000.

         Costs of revenues during the second quarter of 2001 were $6,683, as compared to $0 for 2000. In 2001, the Company completed two consulting services engagements, whereas in 2000 the Company had no such engagements.

         Selling and marketing expenses increased 14% to $320,522 during the second quarter of 2001, as compared to $280,383 for the second quarter of 2000. This increase is a result of the Company aggressively marketing its software migration technology with advertising and promotional activities in media and trade show formats.

         Research and development expenses decreased 35% to $418,611 during the second quarter of 2001, as compared to $645,937 for the second quarter of 2000. This decrease is due primarily to the Company's initial migration products becoming more fully developed. In future periods the Company will continue to incur research and development expenses in order to expand the Company's current product line and to continue to develop new products.

         General and administrative expenses increased 32% to $1,085,018 during the second quarter of 2001, as compared to $820,405 for the second quarter of 2000. Between the second quarter of 2001 and 2000, general and administrative expenses varied as follows:

         o In the second quarter of 2001, the Company hired individuals and incurred infra-structure costs to establish a migration group and a software solutions group for the purpose of providing consulting services to customers. The costs associated with these two groups consisted primarily of salary and benefit expenses which aggregated $230,314. No such costs were incurred in 2000.

         o Insurance costs increased $36,513 in 2001, as compared to 2000.

         o Legal and accounting expenses decreased $62,051 in 2001, as compared to 2000.

         In prior periods, the Company issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices equal to less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the second quarter of 2001 was $180,937, as compared to $257,723 for the second quarter of 2000. This compensation expense was allocated $160,937, $10,000 and $10,000 to general and administrative, selling and marketing, and research and development costs, respectively, in the second quarter of 2001, whereas, in the second quarter of 2000, such compensation expense was allocated $213,973, $43,750 and $0 to general and administrative, selling and marketing, and research and development costs, respectively.

Interest and Financing Expenses

         The Company's interest and financing expenses decreased to $29,317 during the second quarter of 2001, as compared to $1,259,191 for the second quarter of 2000. Interest expense decreased to $23,557 during the second quarter of 2001, as compared to $1,259,191 for the second quarter of 2000. During the second quarter ended June 30, 2000, the Company recorded $1,250,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. No similar expense was incurred during the second quarter ended June 2001.

         Financing fees increased to $5,760 during the second quarter of 2001, as compared to $0 for the second quarter of 2000, due to additional working capital requirements in 2001.

Other Income

         Other income in the second quarter of 2001 decreased to $121, as compared to $27,933 in the second quarter of 2000. In 2000, the Company was able to invest in short-term interest-bearing investments using funds received from the private financing of $3,750,000 received in the first and second quarters of 2000, whereas, no such investments were made in the second quarter of 2001.

Provision For Income Taxes

         As a result of operating losses for 2001 and 2000, MigraTEC did not incur a federal income tax obligation for the second quarter ended June 30, 2001. No tax benefit was recorded during the second quarter of 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2016.

Net Loss

         For the second quarter ended June 30, 2001, MigraTEC incurred a net loss of $1,824,380, or $0.02 per share, as compared to a net loss of $2,974,983, or $0.04 per share, for the second quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues

         The Company's revenues consist of consulting services revenues and software maintenance and support revenues. For the first six months ended June 30, 2001, the Company's revenues increased to $129,633, as compared to $6,000 for the first six months ended June 30, 2000. Revenues in the first six months of 2001 consisted of $128,333 and $1,300 from consulting services and software maintenance fees, respectively, whereas, in the first six months of 2000 revenues consisted entirely of software maintenance fees in the aggregate amount of $6,000 from the sale of the Company's Y2K product, which product is no longer sold or marketed. Consulting services revenue in the first six months of 2001 consisted of $108,333 of revenues from the Company's consulting contracts with Dell Products, L.P. and a total $20,000 of revenues from its consulting contracts with Labtec, Inc. and Unisys Corporation. The balance of revenues in the first six months of 2001 resulted from deferred software maintenance fees associated with 2000 sales.

Costs And Expenses

         The Company's total costs and expenses increased 10% to $3,724,445 during the first six months of 2001, as compared to $3,393,355 for the first six months of 2000.

         The majority of the Company's costs and expenses are related to compensation costs. The Company's operating expenses were higher in the first six months of 2001 as compared to the first six months of 2000 because the Company employed an average of 41 individuals during the first six months of 2001, as compared to an average of 35 individuals in the first six months of 2000.

         Costs of revenues during the first six months of 2001 were $6,683, as compared to $0 for 2000. In 2001, the Company completed three consulting services engagements, whereas in 2000 the Company had no such engagements.

         Selling and marketing expenses increased 112% to $776,757 during the first six months of 2001, as compared to $365,675 for the first six months of 2000. This increase is a result of the Company aggressively marketing its software migration technology with advertising and promotional activities in media and trade show formats.

         Research and development expenses decreased 17% to $949,708 during the first six months of 2001, as compared to $1,150,981 for the first six months of 2000. This decrease is due primarily to the Company's initial migration products becoming more fully developed. In future periods the Company will continue to incur research and development expenses in order expand the Company's current product line and to continue to develop new products.

         General and administrative expenses increased 6% to $1,991,297 during the first six months of 2001, as compared to $1,876,699 for the first six months of 2000. Between the first six months of 2001 and 2000, general and administrative expenses varied as follows:

         o In the first six months of 2001, the Company hired individuals and incurred infra-structure costs to establish a migration group and a software solutions group for the purpose of providing consulting services to customers. The costs associated with these two groups consisted primarily of salary and benefit expenses which aggregated $387,363. No such costs were incurred in 2000.

         o Insurance costs increased $79,537 in 2001, as compared to 2000.

         o Costs associated with the Company's 401(k) plan increased $7,936 in 2001, as compared to 2000, as a result of the Company changing plan administrators.

         o Legal and accounting expenses decreased $63,676 in 2001, as compared to 2000.

         In prior periods, the Company issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices equal to less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first six months of 2001 was $386,458, as compared to $704,896 for the first six months of 2000. This compensation expense was allocated $321,875, $44,583 and $20,000 to general and administrative, selling and marketing, and research and development costs, respectively, in the first six months of 2001, whereas, in the first six months of 2000, such compensation expense was allocated $641,979, $62,917 and $0 to general and administrative, selling and marketing, and research and development costs, respectively.

Interest and Financing Expenses

         The Company's interest and financing expenses decreased to $101,215 during the first six months of 2001, as compared to $3,846,662 for the first six months of 2000. Interest expense decreased to $36,479 during the first six months of 2001, as compared to $3,815,647 for the first six months of 2000. During the first six months ended June 30, 2000, the Company recorded $3,750,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. No similar expense was incurred during the first six months ended June 30, 2001.

         Financing fees increased to $64,736 during the first six months of 2001, as compared to $31,015 for the first six months of 2000, due to additional working capital requirements in 2001.

Other Income

         Other income in the first six months of 2001 decreased to $706, as compared to $33,944 in the first six months of 2000. In 2000, the Company was able to invest in short-term interest-bearing investments using funds received from the private financing of $3,750,000 received in the first six months of 2000, whereas, no such investments were made during the first six months of 2001.

Provision For Income Taxes

         As a result of operating losses for 2001 and 2000, MigraTEC did not incur a federal income tax obligation for the first six months ended June 30, 2001. No tax benefit was recorded during 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2016.

Net Loss

         For the first six months ended June 30, 2001, MigraTEC incurred a net loss of $3,695,321, or $0.04 per share, as compared to a net loss of $7,200,073, or $0.09 per share, for the first six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $2,803,767 for the six months ended June 30, 2001 as compared to $2,554,901 for the six months ended June 30, 2000, which resulted from the operating loss, decreased by net changes in assets and liabilities and non-cash expenses and income of $891,554 in 2001 and $4,645,172 in 2000.

         As of June 30, 2001, MigraTEC had a net working capital deficit of $762,409, as compared to a net working capital deficit of $773,858 at December 31, 2000.

         As of June 30, 2001, MigraTEC had cash of $631,750 and $0 in outstanding accounts receivable, compared to cash of $242,254 and $15,000 in outstanding accounts receivable at December 31, 2000.

         As of June 30, 2001, MigraTEC's outstanding obligations under notes payable totaled $2,954,988 as compared to $4,344,523 at December 31, 2000. The Company's outstanding obligations under notes payable as of June 30, 2001 and December 31, 2000 are summarized below.

                                Notes Payable                                              June 30, 2001       December 31, 2000
                                -------------                                             ----------------     -----------------
Note payable to Mercury Fund No. 1, Ltd. in the amount of $565,000, dated
December 1, 2000, with interest varying between 0% and 10%, due the earlier of
December 1, 2001 or upon the occurrence of a qualified financing transaction, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998, January 4 and 27, 1999 and
January 25, 2000. This note was repaid in full on June 22, 2001 upon the exercise of warrants to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus cash in the amount
of $2,960.                                                                                $          --       $      565,000

Convertible note payable to Mercury Fund No. 1, Ltd. in the amount of
$1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. Such
note is convertible at any time on the basis of one share of common stock for each $0.125 in principal amount of the note outstanding at the time of conversion. The note automatically converts into shares of common stock upon the earlier of either the closing of a sale of the Company's common stock, preferred stock or issuance of debt with equity features in one or more related transactions in which the Company receives aggregate proceeds of at least
$5,000,000, or the first trading day following a period of 90 consecutive trading days, during which the closing sale price of the Company's common stock has been in excess of $1.25. In connection with this note, Mercury was issued warrants to purchase 2,839,800 shares of common stock. As of June 30, 2001,
Mercury had converted $500,000 of this note into 4,000,000 shares of common
stock and exercised all of its warrants.                                                      1,275,000            1,775,000

Convertible note payable to MT Partners, L.P. in the amount of $1,975,000, dated
January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated
December 4 and 28, 1998 and January 4 and 27, 1999. Such note is convertible at any time on the basis of one share of common stock for each $0.125 in principal amount of the note outstanding at the time of conversion. The note automatically converts into shares of common stock upon the earlier of either the closing of a sale of the Company's common stock, preferred stock or issuance of debt with equity features in one or more related transactions in which the Company receives aggregate proceeds of at least $5,000,000, or the first trading day following a period of 90 consecutive trading days, during which the closing sale price of the Company's common stock has been in excess of $1.25. In connection with this note, MT Partners was issued warrants to purchase 3,160,200 shares of common stock. As of June 30, 2001, MT Partners had converted $750,000 of this
note into 6,000,000 shares of common stock and exercised all of its warrants.                 1,225,000            1,975,000

                                Notes Payable                                              June 30, 2001       December 31, 2000
                                -------------                                             ----------------     -----------------
Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
III, L.P. as of January 2001) in the aggregate amount of $250,000, dated
December 4 and December 28, 1998 and January 4 and 27, 1999, bearing interest at
16% per annum, collateralized by all assets owned or thereafter acquired
Modified, extended and renewed February 1, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling
$31,000 with a final maturity of December 31, 1999. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000. In connection with the October 31, 1999 modification, the note holder was issued two-year warrants to purchase 100,000 shares of common stock at $0.01 per share and 100,000 shares of common stock at
$0.20 per share. Modified, extended and renewed January 26, 2001, so as to increase the outstanding loan amount to $250,000, bearing interest at 15% per annum, interest only payable monthly until May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This warrant was exercised in March 2001.
                                                                                                   230,620                  958

Note payable to The Glebe Group in the amount of $200,000, dated May 11, 2001 bearing interest at 15% annum, principal and interest originally due June 11,
2001, extended and renewed with a new maturity date of August 10, 2001. In connection with this note, the note holder was issued a six-month warrant to purchase 16,000 shares of common stock at $0.01 per share. This warrant is
unexercised as of June 30, 2001.                                                                   200,000                   --

Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000,
due December 10, 2003                                                                               24,368               28,565


         During the six months ended June 30, 2001, MigraTEC had net cash provided by financing activities of $3,258,422 consisting of $3,398,477 in connection with the issuance of common stock, and $450,000 in proceeds from the short-term loans from BEM Capital Partners, Inc. and The Glebe Group, as described above. The cash proceeds were offset by $590,055 expended for the repayment of principal of notes payable and an obligation under a capital lease. During the six months ended June 30, 2000, the Company had net cash provided by financing activities of $4,964,625 consisting of $3,750,000 in proceeds from the long-term loans from Mercury Fund No. 1, Ltd. and MT Partners, L.P., as described above, and $2,044,272 in connection with the issuance of common stock. The cash proceeds were offset by $829,647 expended for the repayment of principal of notes payable and an obligation under a capital lease.

         On March 27, 2001, the Company and Ironhead Investments Inc. entered into a Common Stock Purchase Agreement establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to $20,000,000 of common stock up to a maximum of 30,000,000 shares of common stock over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). The Company has reserved 30,000,000 shares of common stock to be issued under the equity line of credit. As of June 30, 2001, the Company has not sold any shares of common stock under the Common Stock Purchase Agreement.

         In connection with the equity line of credit, Ironhead and GKN Securities were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. The Company engaged GKN as a sales agent to facilitate this transaction. GKN will also receive a 5% placement fee for each draw under the equity line of credit.

         The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

         MigraTEC had substantial operating losses during the six months ended June 30, 2001 and the prior three years. While MigraTEC has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the years ended December 31, 2000, 1999 and 1998, MigraTEC incurred net losses of $10,193,130, $4,184,078 and $3,458,075, respectively. At June 30, 2001, MigraTEC had an accumulated deficit of $25,526,638.

         MigraTEC plans to raise additional capital in 2001 to fund expanded sales and marketing efforts and other normal operating costs. MigraTEC will need substantial additional capital over the next 12 months to further develop and aggressively market its new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

         o internal technological developments and those of MigraTEC's technology and marketing associates, including Intel, IBM, Dell, Compaq and Hewlett-Packard;

         o the successful introduction and acceptance of the Intel(R) Itanium(TM) 64-bit processor;

         o rapid and wide-spread adoption of automated migration technology;

         o further development and protection of MigraTEC's proprietary software products and services;

         o expansion of MigraTEC's marketing program and market acceptance of its products and services;

         o capacity to further identify MigraTEC as a provider of migration products;

         o MigraTEC's ability to control increases in expenses associated with sales growth and other costs;

         o        the availability of substantial additional funding; and

         o MigraTEC's ability to attract and maintain a skilled and cohesive management group.

         MigraTEC's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. If MigraTEC is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, MigraTEC will be unable to continue as a going concern. As disclosed in the report of independent auditors on the Company's financial statements for the year ended December 31, 2000, the Company's recurring losses, negative cash flow from operations and net capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. However, as a result of the private equity line financing with Ironhead, management believes that funds will be available to meet the Company's obligations for at least twelve months from the date of the Company's most recent balance sheet. Based on the Company's current cash reserves, in the event the Company is unable to obtain funding through the private equity line or other sources, the Company may be forced to significantly reduce or discontinue its current operations.

FORWARD LOOKING STATEMENTS

         All of the foregoing statements, other than statements of historical fact, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "such" or "believe." The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of MigraTEC.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter ended June 30, 2001, MigraTEC sold its unregistered securities in the transactions described below.

         On April 2, 2001, MigraTEC issued 729,166 shares of its common stock at a price pf $0.24 per share to one limited liability company. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On April 4, 2001, MigraTEC issued 500,000 shares of its common stock at a price of $0.20 per share to one individual. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On April 11, 2001, MigraTEC issued 250,000 shares of its common stock at a price of $0.20 per share to one individual. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On April 12, 2001, MigraTEC issued 200,000 shares of its common stock at a price of $0.20 per share to one individual. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On May 4, 2001, MigraTEC issued 250,000 shares of its common stock at a price of $0.20 per share to one corporation. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On May 11, 2001, MigraTEC issued a six-month warrant to purchase 16,000 shares of common stock at an exercise price of $0.01 per share to one corporation as part of a financing transaction. MigraTEC issued such securities in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On May 15, 2001, MigraTEC issued 50,000 shares of its common stock at a price of $0.25 per share to one individual. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On May 18, 2001, MigraTEC issued 500,000 shares of its common stock at a price of $0.20 per share to one limited liability company. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On May 24, 2001, MigraTEC issued 350,000 shares of its common stock at a price of $0.20 per share to three individuals and one corporation. MigraTEC issued such shares in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On June 1, 2001, MigraTEC issued 500,000 shares of its common stock at a price of $0.20 per share to three individuals. MigraTEC issued such shares in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On June 6, 2001, MigraTEC issued 1,050,000 shares of its common stock at a price of $0.20 per share to eight individuals, two limited liability companies and one trust. MigraTEC issued such shares in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On June 12, 2001, MigraTEC issued 75,000 shares of its common stock at a price of $0.20 per share to two individuals. MigraTEC issued such shares in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On June 14, 2001, MigraTEC issued 625,000 shares of its common stock at a price of $0.20 per share to two individuals and a limited partnership. MigraTEC issued such shares in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On June 15, 2001, MigraTEC issued 125,000 shares of its common stock at a price of $0.20 per share to one individual. MigraTEC issued such shares in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On June 19, 2001, MigraTEC issued 125,000 shares of its common stock at a price of $0.20 per share to one individual. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         On June 29, 2001, MigraTEC issued 100,000 shares of its common stock at a price of $0.20 per share to one individual. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: see exhibit table below.

         (b) Reports of Form 8-K: no reports on Form 8-K were filed by the Company during the second quarter ended June 30, 2001.

                                  EXHIBIT TABLE

Exhibit
Number        Description Of Document

3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).

3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 to MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).

4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

10.1 Employment Agreement between MigraTEC and W. Curtis Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit
              10.3 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.2 Employment Agreement between MigraTEC and Rick J. Johnson, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.3 Stock Option Agreement between MigraTEC and EAI Partners, Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

10.4 MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.1 to MigraTEC's Form S-8 filed November 6, 2000, File No. 333-49398).

10.5          Form of Stock Option Agreement pursuant to the MigraTEC, Inc.
              Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC's Form S-8 filed November 6, 2000, File No. 333-49398).

10.6 Warrant Agreement among MigraTEC, MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.7          Form of Warrant issued to MT Partners, L.P. and Mercury Fund No.
              1, Ltd. (incorporated herein by reference to Exhibit 4.2 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.8 $1,975,000 Convertible Secured Promissory Note by MigraTEC in favor of MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.9 $1,775,000 Convertible Secured Promissory Note by MigraTEC in favor of Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.11 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.10 Security Agreement among MigraTEC, MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.12 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.11 Shareholders Agreement among MigraTEC, MT Partners, L.P., Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.12         Registration Rights Agreement among MigraTEC, MT Partners, L.P.
              and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.13 Form of Director Indemnification Agreement between MigraTEC and each of Kevin C. Howe and Drew R. Johnson, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.14 Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC in favor of MT Partners, L.P., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.15 Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.17 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.16 Office Lease Agreement between MigraTEC and Charter Crown Plaza Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.17 Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC in favor of MT Partners, L.P., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.19 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.18 Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.20 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.19 Lease Modification Agreement Number One between MigraTEC and Charter Crown Plaza Partners, L.P., dated November 16, 2000 (incorporated herein by reference to Exhibit 10.21 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.20         $565,000 Promissory Note by MigraTEC in favor of Mercury Fund No.
              1, Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.22 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.21 Security Agreement between MigraTEC and Mercury Fund No. 1, Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.23 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.22 Stock Option Amendment Agreement between MigraTEC and EAI Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.23 Assignment and Assumption Agreement between MJ Capital Partners III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.26 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.24 Modification, Renewal and Extension of Note and Security Agreement between MigraTEC and BEM Capital Partners, Inc., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.25 Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001 (incorporated herein by reference to Exhibit 10.27 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.26 Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.27 Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.28 Common Stock Purchase Agreement between MigraTEC and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.29 Escrow Agreement among MigraTEC, Ironhead Investments Inc. and Epstein Becker & Green, P.C., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.31 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.30 Registration Rights Agreement between MigraTEC and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

11.1          Statement re: Computations of Net Loss per Share (filed herewith).

24.1          Power of Attorney (included in the signature page of this Form
              10-QSB).

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

MIGRATEC, INC.

By:      /s/ T. Ulrich Brechbuhl                                 August 6, 2001
         --------------------------------------------
         T. Ulrich Brechbuhl
         President and Chief Financial Officer


         /s/ W. Curtis Overstreet                                August 6, 2001
         --------------------------------------------
         W. Curtis Overstreet
         Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number        Description Of Document
------        -----------------------

3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to MigraTEC's registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).

3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 to MigraTEC's registration statement on Form SB-2 filed August 31,
              2000, File No. 333-44946).

4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File
              No. 333-44946).

10.1 Employment Agreement between MigraTEC and W. Curtis Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit
              10.3 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.2          Employment Agreement between MigraTEC and Rick J. Johnson, dated
              July 1, 1997 (incorporated herein by reference to Exhibit 10.5 to
              Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.3 Stock Option Agreement between MigraTEC and EAI Partners, Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File
              No. 333-44946).

10.4          MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated
              (incorporated herein by reference to Exhibit 99.1 to MigraTEC's
              Form S-8 filed November 6, 2000, File No. 333-49398).

10.5          Form of Stock Option Agreement pursuant to the MigraTEC, Inc.
              Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC's Form S-8 filed
              November 6, 2000, File No. 333-49398).

10.6          Warrant Agreement among MigraTEC, MT Partners, L.P. and Mercury
              Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
              000-28220).

10.7          Form of Warrant issued to MT Partners, L.P. and Mercury Fund No.
              1, Ltd. (incorporated herein by reference to Exhibit 4.2 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed
              April 14, 2000, File No. 000-28220).

10.8 $1,975,000 Convertible Secured Promissory Note by MigraTEC in favor of MT Partners, L.P., dated as of January 25, 2000
              (incorporated herein by reference to Exhibit 10.10 to MigraTEC's
              Form 10-KSB for the year ended December 31, 1999 filed April 14,
              2000, File No. 000-28220).

10.9 $1,775,000 Convertible Secured Promissory Note by MigraTEC in favor of Mercury Fund No. 1, Ltd., dated as of January 25, 2000
              (incorporated herein by reference to Exhibit 10.11 to MigraTEC's
              Form 10-KSB for the year ended December 31, 1999 filed April 14,
              2000, File No. 000-28220).

10.10         Security Agreement among MigraTEC, MT Partners, L.P. and Mercury
              Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.12 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
              000-28220).

10.11         Shareholders Agreement among MigraTEC, MT Partners, L.P., Mercury
              Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed
              April 14, 2000, File No. 000-28220).

10.12         Registration Rights Agreement among MigraTEC, MT Partners, L.P.
              and Mercury Fund No. 1, Ltd., dated as of January 25, 2000
              (incorporated herein by reference to Exhibit 10.14 to MigraTEC's
              Form 10-KSB for the year ended December 31, 1999 filed April 14,
              2000, File No. 000-28220).

10.13 Form of Director Indemnification Agreement between MigraTEC and each of Kevin C. Howe and Drew R. Johnson, dated as of January 25,
              2000 (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed
              April 14, 2000, File No. 000-28220).

10.14 Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC in favor of MT Partners, L.P., dated February 28, 2000
              (incorporated herein by reference to Exhibit 10.16 to MigraTEC's
              Form 10-KSB for the year ended December 31, 2000 filed March 22,
              2001, File No. 000-28220).

10.15 Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000
              (incorporated herein by reference to Exhibit 10.17 to MigraTEC's
              Form 10-KSB for the year ended December 31, 2000 filed March 22,
              2001, File No. 000-28220).

10.16         Office Lease Agreement between MigraTEC and Charter Crown Plaza
              Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.17 Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC in favor of MT Partners, L.P., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.19 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No.
              000-28220).

10.18 Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000
              (incorporated herein by reference to Exhibit 10.20 to MigraTEC's
              Form 10-KSB for the year ended December 31, 2000 filed March 22,
              2001, File No. 000-28220).

10.19         Lease Modification Agreement Number One between MigraTEC and
              Charter Crown Plaza Partners, L.P., dated November 16, 2000
              (incorporated herein by reference to Exhibit 10.21 to MigraTEC's
              Form 10-KSB for the year ended December 31, 2000 filed March 22,
              2001, File No. 000-28220).

10.20         $565,000 Promissory Note by MigraTEC in favor of Mercury Fund No.
              1, Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.22 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.21 Security Agreement between MigraTEC and Mercury Fund No. 1, Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.23 to MigraTEC's Form 10-KSB for the year ended
              December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.22         Stock Option Amendment Agreement between MigraTEC and EAI
              Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.23         Assignment and Assumption Agreement between MJ Capital Partners
              III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001
              (incorporated herein by reference to Exhibit 10.26 to MigraTEC's
              Form 10-KSB for the year ended December 31, 2000 filed March 22,
              2001, File No. 000-28220).

10.24 Modification, Renewal and Extension of Note and Security Agreement between MigraTEC and BEM Capital Partners, Inc., dated January 26,
              2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed
              March 22, 2001, File No. 000-28220).

10.25 Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001
              (incorporated herein by reference to Exhibit 10.27 to MigraTEC's
              Form 10-KSB for the year ended December 31, 2000 filed March 22,
              2001, File No. 000-28220).

10.26 Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.27 Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.28         Common Stock Purchase Agreement between MigraTEC and Ironhead
              Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No.
              333-57830).

10.29         Escrow Agreement among MigraTEC, Ironhead Investments Inc. and
              Epstein Becker & Green, P.C., dated as of March 27, 2001
              (incorporated herein by reference to Exhibit 10.31 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.30         Registration Rights Agreement between MigraTEC and Ironhead
              Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC's pre-effective registration statement on Form SB-2 filed March 29, 2001, File No.
              333-57830).

11.1          Statement re: Computations of Net Loss per Share (filed herewith).

24.1          Power of Attorney (included in the signature page of this Form
              10-QSB).