Form 10QSB
period 2001-09-30
MIGRATEC INC
filed 2001-11-14
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

               The number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2001:


             Title of Class                         Number of Shares Outstanding
             --------------                         ----------------------------
Common Stock, $0.001 par value per share                     116,812,054


    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page
                                                                                               ----
      ITEM 1. FINANCIAL STATEMENTS                                                               1

              Consolidated Condensed Balance Sheets at September 30, 2001 (unaudited),
              and December 31, 2000                                                              1

              Consolidated Condensed Statements of Operations for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001
              and 2000 (unaudited)                                                               2

              Consolidated Condensed Statements of Cash Flows for the nine months
              ended September 30, 2001 and 2000 (unaudited)                                      3

              Notes to Consolidated Condensed Financial Statements (unaudited)                   4

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                               14

PART II - OTHER INFORMATION                                                                     22

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                         22

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                                    ------------------       -----------------
                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash                                                               $      753,788           $      242,254
   Accounts receivable                                                        50,000                   15,000
   Other current assets                                                       66,420                   77,313
                                                                      --------------           --------------
            Total current assets                                             870,208                  334,567

PROPERTY AND EQUIPMENT, NET                                                  161,555                  153,768

OTHER ASSETS
   Capitalized software costs, net of amortization of $91,389
     and $64,917, in 2001 and 2000, respectively                                 634                   27,106
   Other assets                                                                7,756                    7,756
                                                                      --------------           --------------
            Total other assets                                                 8,390                   34,862
                                                                      --------------           --------------
            Total Assets                                              $    1,040,153           $      523,197
                                                                      ==============           ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current portion of long-term debt and notes payable                $      344,915           $      574,643
   Accounts payable                                                          246,415                  297,778
   Accrued expenses                                                          513,934                  179,345
   Deferred income                                                               217                   55,500
   Obligation under capital lease                                              1,575                    1,159
                                                                      --------------           --------------
            Total current liabilities                                      1,107,056                1,108,425

LONG-TERM LIABILITIES
   Long-term portion of notes payable                                      2,512,260                3,769,880
   Long-term portion of obligation under capital lease                         2,964                    4,203
                                                                      --------------           --------------
            Total long-term liabilities                                    2,515,224                3,774,083
                                                                      --------------           --------------
            Total Liabilities                                              3,622,280                4,882,508

MINORITY INTEREST                                                             (3,752)                  (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock 50,000,000 shares authorized; $0.001 par
     value; none issued or outstanding
   Common stock 200,000,000 shares authorized; $0.001 par
     value; 124,936,040 and 91,353,074 shares issued at
     September 30, 2001 and December 31, 2000,
     respectively                                                            124,936                   91,353
   Additional paid-in capital                                             26,976,314               20,989,692
   Subscription receivable                                                  (150,000)                      --
   Deferred stock compensation                                              (940,000)              (1,827,396)
   Treasury stock, at cost (9,864,449 shares in 2001 and 2000)            (1,777,891)              (1,777,891)
   Accumulated deficit                                                   (26,811,734)             (21,831,317)
                                                                      --------------           --------------
            Total stockholders' deficit                                   (2,578,375)              (4,355,559)
                                                                      --------------           --------------
            Total Liabilities and Stockholders' Deficit               $    1,040,153           $      523,197
                                                                      ==============           ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------      ---------------------------------
                                                            2001                2000                2001                 2000
                                                       --------------      --------------      --------------      --------------
REVENUES
  Consulting services                                  $       53,500      $       60,000      $      181,833      $       60,000
  Software maintenance fees                                       650               3,000               1,950               9,000
                                                       --------------      --------------      --------------      --------------
           Total Revenues                                      54,150              63,000             183,783              69,000
                                                       --------------      --------------      --------------      --------------

COSTS AND EXPENSES
  Cost of revenues                                             44,725              22,052              51,408              22,052
  Selling and marketing                                       240,881             370,364           1,017,638             736,039
  Research and development                                    336,008             669,997           1,285,716           1,820,978
  General and administrative                                  652,545             650,502           2,643,842           2,527,201
                                                       --------------      --------------      --------------      --------------
           Total costs and expenses                         1,274,159           1,712,915           4,998,604           5,106,270
                                                       --------------      --------------      --------------      --------------

LOSS FROM OPERATIONS                                       (1,220,009)         (1,649,915)         (4,814,821)         (5,037,270)
  Other income (expense)
      Interest and financing expense                          (71,424)            (10,315)           (172,639)         (3,856,977)
      Other income, net                                         6,337              24,666               7,043              58,610
                                                       --------------      --------------      --------------      --------------
           Total other income (expense)                       (65,087)             14,351            (165,596)         (3,798,367)
                                                       --------------      --------------      --------------      --------------
           Net loss                                    $   (1,285,096)     $   (1,635,564)     $   (4,980,417)     $   (8,835,637)
                                                       ==============      ==============      ==============      ==============
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)          $        (0.01)     $        (0.02)     $        (0.05)     $        (0.11)
                                                       ==============      ==============      ==============      ==============
WEIGHTED AVERAGE COMMON SHARES
   ISSUED AND OUTSTANDING (BASIC AND
   DILUTED)                                               111,999,393          80,687,459          99,373,321          78,654,882
                                                       ==============      ==============      ==============      ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2001              2000
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $  (4,980,417)     $  (8,835,637)
    Adjustments to reconcile net loss to net cash (used by)
     operating activities:
          Depreciation and amortization                                     91,886            186,371
          Deferred stock compensation                                      557,396            909,584
          Warrants issued for consulting services                           17,000                 --
          Interest expense associated with beneficial
            conversion feature of convertible debt                              --          3,750,000
          Financing fees                                                    84,000                 --
          Warrants issued for financing fees                                32,336              4,930
          Amortization of discount on notes payable                             --             20,797
          Change in assets and liabilities:
               (Increase) decrease in accounts receivables                 (35,000)            33,551
               (Increase) decrease in other current assets                  10,893           (190,049)
               (Increase) decrease in other assets                              --             13,792
               (Increase) decrease in deferred financing costs                  --             30,000
               (Increase) decrease in capitalized software costs                --               (917)
               Increase (decrease) in accounts payable                     (51,363)          (178,642)
               Increase (decrease) in accrued expenses                     334,589            235,713
               Increase (decrease) in deferred income                      (55,283)           156,000
                                                                     -------------      -------------
    Net cash (used by) operating activities                             (3,993,963)        (3,864,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (73,201)          (175,385)
    Retirement of property and equipment                                        --             11,539
                                                                     -------------      -------------
    Net cash (used in) investing activities                                (73,201)          (163,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                            450,000          3,750,000
    Proceeds from issuance of common stock                               4,816,869          2,128,152
    Payments under obligation of capital lease                                (823)            (5,727)
    Repayment of notes payable                                            (687,348)          (910,516)
                                                                     -------------      -------------
    Net cash provided by financing activities                            4,578,698          4,961,909
                                                                     -------------      -------------
    Net increase (decrease) in cash                                        511,534            933,556

Cash - beginning                                                           242,254              1,417
                                                                     -------------      -------------
Cash - ending                                                        $     753,788      $     934,973
                                                                     =============      =============
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                    $      37,302      $      98,288
                                                                     =============      =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock upon conversion of debt to equity              $   1,250,000      $          --
                                                                     =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of MigraTEC and One Up, Ltd., collectively referred to as the "Company." Intercompany transactions and balances have been eliminated in consolidation.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first nine months of 2001 and 2000 was $26,472 and $22,525, respectively.

DEFERRED FINANCING FEES

Costs associated with the private equity line discussed in Note 4 were capitalized and were charged against the proceeds received in the three months ended September 30, 2001 from the Company's private equity line of credit.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at September 30, 2001 and December 31, 2000.

REVENUE RECOGNITION

The Company's revenues consist of consulting services revenues and software maintenance and support revenues.

Revenues are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition."

The Company intends to license software under software license agreements. License fee revenues are recognized when an agreement is in force, the product has been delivered, the license fee is fixed or determinable, no significant production modification or customization of the software is required and collectibility is reasonably assured. Total fees under multiple element arrangements are allocated to individual elements based on vendor-specific objective evidence of fair value, principally determined on values when sold separately. License fee revenue for certain application development and data access tools is recognized upon direct shipment to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

The effect of stock options and warrants that aggregated 19,096,554 and 26,009,263 shares as of September 30, 2001 and 2000, respectively, would be anti-dilutive due to the Company's losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 3 are converted in full, an additional 20,000,000 shares of the Company's common stock would be outstanding as of September 30, 2001.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $10,193,130 and used cash in operations of $5,097,689 for the year ended December 31, 2000. In addition, at December 31, 2000 and September 30, 2001, the Company's current liabilities exceeded current assets by $773,858 and $236,848, respectively, and the Company had a net stockholders' deficit of $4,355,559 and $2,578,375, respectively. In the nine months ended September 30, 2001, the Company incurred a loss of $4,980,417 and used cash in operations of $3,993,963. The Company's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. Management believes the Company will successfully complete its plan to raise additional capital in 2001 and that funds will be available to meet the Company's obligations for at least the next 12 months. If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

During the first half of 2000, the Company raised $3,750,000 in a private financing (see Note 3). In the first nine months of 2001, the Company raised an additional $1,964,500 in private equity transactions and has received $2,598,172 from the exercise of options and warrants. In addition, the Company entered into a private equity line of credit agreement on March 27, 2001, pursuant to which the Company can draw down up to $20,000,000 over a 20 month period, of which the Company has drawn $542,066 as of September 30, 2001 (see Note 4). The Company plans to raise additional capital in 2001 to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE

Notes payable at September 30, 2001 and December 31, 2000, include the following:

                                                                      SEPTEMBER 30, 2001          DECEMBER 31, 2000
                                                                      ------------------          -----------------

Note payable to Mercury Fund No. 1, Ltd. in the amount of
$565,000, dated December 1, 2000, with interest varying
between 0% and 10%, due the earlier of December 1, 2001 or
upon the occurrence of a qualified financing transaction,
collateralized by all assets owned or thereafter acquired,
subject to collateral rights of notes dated December 4 and 28,
1998, January 4 and 27, 1999 and January 25, 2000. Upon the
occurrence of a qualified financing transaction, the Company has the option to require the note holder to exercise warrants issued with the convertible note dated January 25, 2000. This note was repaid on June 22, 2001 upon the exercise of warrants to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus cash in the
amount of $2,960.                                                        $          --              $        565,000

Note payable to Mercury Fund No. 1, Ltd. in the amount of
$14,419, dated June 22, 2001 with interest at 4 1/2% , due
December 22, 2001.                                                              14,419                            --

Convertible note payable to Mercury Fund No. 1, Ltd. in the
amount of $1,775,000, dated January 25, 2000, without
interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27,
1999. A portion of this note was converted into shares of
common stock as more fully described below.                                  1,275,000                     1,775,000

Convertible note payable to MT Partners, L.P. in the amount of
$1,975,000, dated January 25, 2000, without interest, due
January 24, 2003, collateralized by all assets owned or
thereafter acquired, subject to collateral rights of notes
dated December 4 and 28, 1998 and January 4 and 27, 1999. A
portion of this note was converted into shares of common stock
as more fully described below.                                               1,225,000                     1,975,000

Notes payable to BEM Capital Partners, Inc. (assignee of MJ
Capital Partners III, L.P. as of January 2001) in the
aggregate amount of $250,000, dated December 4 and December
28, 1998 and January 4 and 27, 1999, bearing interest at 16%
per annum, collateralized by all assets owned or thereafter
acquired. Modified, extended and renewed February 1, 1999
bearing interest at 16% per annum, repayable with monthly
installments of principal and interest totaling $31,000 with a final maturity of December 31, 1999. Modified, extended and
renewed October 31, 1999 bearing interest at 16% per annum,
repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000.
In connection with the October 31, 1999 modification, the note holder was issued two-year warrants to purchase 100,000 shares of common stock at $0.01 per share and 100,000 shares of
common stock at $0.20 per share. Modified, extended and
renewed January 26, 2001, so as to increase the outstanding
loan amount to $250,000, bearing interest at 15% per annum,
interest only payable monthly until May 1, 2001. Thereafter
payable with monthly installments of principal and interest
totaling $22,565 with a final maturity of May 1, 2002. In
connection with the January 26, 2001 modification, the note
holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This warrant was exercised
in March 2001.                                                                 170,834                           958

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 3. NOTES PAYABLE (continued)

                                                                    SEPTEMBER 30, 2001             DECEMBER 31, 2000
                                                                    ------------------             -----------------
Note payable to The Glebe Group in the amount of $200,000,
dated May 11, 2001, bearing interest at 15% per annum,
principal and interest originally due June 11, 2001, extended and renewed with a new maturity date of August 10, 2001 and
subsequently extended and renewed with a new maturity date of
November 1, 2001. In connection with this note and subsequent extensions, the note holder was issued six-month warrants to purchase an aggregate of 40,000 shares of common stock at
$0.01 per share. These warrants have been exercised as of
September 30, 2001.                                                    $     150,000                $           --

Note payable to a former employee in the amount of $68,250,
dated March 3, 1998, bearing interest at 14%, payable in
monthly installments of $1,000, due December 10, 2003.                        21,922                        28,565
                                                                       -------------                --------------

Total outstanding                                                          2,857,175                     4,344,523
Less current portion                                                        (344,915)                     (574,643)
                                                                       -------------                --------------
Long-term portion                                                      $   2,512,260                $    3,769,880
                                                                       =============                ==============


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

Pursuant to the Agreement, the Company issued to the Investors warrants to purchase up to an aggregate of 6,000,000 shares of common stock. All of such warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.20 per share. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices were below the market price of the common stock at the date of issuance. As a result, the Company recorded $2,500,000 and $1,250,000 of interest expense during the quarters ended March 31, 2000 and June 30, 2000, respectively, in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In the first nine months of 2001, Mercury Fund No. 1, Ltd. and MT Partners, L.P. converted $500,000 and $750,000, respectively, of these notes into an aggregate of 10,000,000 shares of common stock and exercised all of their warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 124,936,040 and 91,353,074 shares were issued, inclusive of treasury stock, at September 30, 2001 and December 31, 2000, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During the first nine months of 2001, the Company completed private placements of 9,143,451 shares of unregistered common stock with a weighted average price per share of $0.2149.

Private Equity Line

On March 27, 2001, the Company and Ironhead Investments Inc. ("Ironhead") entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to a maximum of approximately 30,000,000 shares of common stock for up to $20,000,000 over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). The Company has reserved 30,000,000 shares of common stock for possible issuance under the equity line of credit. During the first nine months of 2001, the Company sold 1,337,556 shares of common stock under the Stock Purchase Agreement with a weighted average price per share of $0.4053.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

In connection with the equity line of credit, Ironhead and GKN Securities ("GKN") were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. None of these warrants have been exercised as of September 30, 2001. The Company engaged GKN as a sales agent to facilitate this transaction. GKN will also receive a 5% placement fee for each draw under the equity line of credit.

The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

Conversion Of Debt To Equity

During the first nine months of 2001, the Company issued 10,000,000 shares of common stock at $0.125 per share from conversion of convertible debt aggregating $1,250,000 in accordance with the provisions of the convertible debt agreement dated January 25, 2000.

Exercise Of Options And Warrants

During the first nine months of 2001, the Company issued 13,101,959 shares of common stock upon exercise of options and warrants yielding proceeds of $2,598,172.

Financing fees of $18,976 were recorded in connection with the issuance of a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This warrant was issued as a condition of the modification of a note payable in January 2001 and was exercised in March 2001.

During the first nine months of 2001, the Company agreed to modify the exercise price for 4,000,000 options previously issued to EAI Partners, Inc. ("EAI"), 2,000,000 of which expired on May 13, 2001 with the remainder expiring on November 13, 2001. The Company recorded financing fees of $84,000 in connection with these modifications.

Financing fees aggregating $13,360 were recorded in connection with the issuance of two six-month warrants to purchase an aggregate of 40,000 shares of common stock at $0.01 per share. These warrants were issued as a condition for the extension of a note payable in May 2001 and subsequent renewal and modification of this note in September, 2001. Both warrants have been exercised as of September 30, 2001.

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first nine months of 2001, certain directors, officers and employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan. The terms of such grants are summarized below:

                                                            Option Price
                                        Number of     -----------------------
                                        Underlying    Weighted
Range of Exercise Prices                  Shares       Average        Total
------------------------                ----------    --------      ---------
Granted at market value
   Non-employees
        $0.38                              50,000     $    0.38     $  19,000
   Employees
        $0.31 to $0.4844                2,383,899     $   0.372     $ 886,769

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS  (continued)


In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. During the first nine months of 2001, as a result of individuals no longer being employed by the Company, deferred stock compensation in the aggregate amount of $330,000 was forfeited. The amount forfeited is reflected as reduction of deferred stock compensation and additional paid-in capital. Stock compensation expense charged to operations was $557,396 and $909,584 for the first nine months of 2001 and 2000, respectively.

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At September 30, 2001, the Company had options and warrants outstanding for the purchase of shares of common stock as follows:

Warrants                                         1,413,200
Stock Options:
  Non-employees                                  3,175,000
  Directors, Officers and Employees             14,508,354
                                                ----------
Total                                           19,096,554
                                                ==========

All of the warrants and non-employee stock options are vested and exercisable as of September 30, 2001.

NOTE 5. RELATED PARTY TRANSACTIONS

Mr. Kevin Howe, Chairman, and Mr. Drew Johnson joined the Company's board of directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. ("Mercury") and MT Partners, L.P. ("MT Partners"), respectively, in connection with the initial tranche of funding of a three-stage $3,750,000 investment in the Company, completed May 1, 2000. The notes related to the funding are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase 2,839,800 and 3,160,200 shares of common stock, respectively. As of September 30, 2001, Mercury had converted $500,000 of its convertible promissory note into 4,000,000 shares of common stock, exercised warrants to purchase 2,839,800 shares of common stock and sold 1,625,000 shares of common stock. MT Partners had converted $750,000 of its convertible promissory note into 6,000,000 shares of common stock, exercised warrants to purchase 3,160,200 shares of common stock and sold 4,234,500 shares of common stock. As a result of this investment, at September 30, 2001, Mercury and MT Partners each hold convertible promissory notes convertible into an aggregate of up to 10,200,000, and 9,800,000 shares of the Company's common stock, respectively.

In December 2000, Mercury loaned the Company $565,000 with an interest rate that varies between 0% and 10%. The principal of this note was repaid on June 22, 2001 upon the exercise of warrants to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus cash in the amount of $2,960. Accrued interest of $14,419 due to Mercury under this note was renewed as a new note with an interest rate of 4 1/2% maturing December 22, 2001.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $16,977 until August 2001 and $18,720 thereafter. The original lease term included three months of free rent, with the first rental payment due August 1, 2000. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of September 30, 2001.

    Year ending December 31,                       Amount

              2001                               $   56,160
              2002                                  224,640
              2003                                  224,640
              2004                                   37,440
                                                 ----------
                                                 $  542,880
                                                 ==========

NOTE 7. SUBSEQUENT EVENTS

Subsequent to September 30, 2001, the Company issued 50,000 shares of common stock upon exercise of options and warrants yielding proceeds of $10,000.

In connection with the Stock Purchase Agreement discussed in Note 4, on November 1, 2001, the Company issued 419,629 shares of common stock at a weighted average price per share of $0.3791, yielding proceeds of $150,031 net of commissions and escrow costs.

On July 30, 2001, the Company revised an agreement dated February 23, 2001 to sell 3,800,000 shares of unregistered common stock at $0.20 per share. The sale was to be completed in three tranches with 1,250,000 shares sold on each of July 31, 2001 and August 31, 2001 and the balance of 1,300,000 shares sold on October 15, 2001. The first and second tranches were completed on July 31, 2001 and August 31, 2001, respectively. The third tranch was completed on October 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2001

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC. AND OUR SUBSIDIARY (COLLECTIVELY REFERRED TO HEREIN AS "MIGRATEC" OR THE "COMPANY") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES ARE DISCUSSED THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS."

GENERAL

            The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, respectively. It should be read in conjunction with the interim consolidated financial statements of the Company and notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

            Management believes that the net loss for the quarter ended September 30, 2001 was due primarily to the fact that the Company's expenses associated with continued development efforts and growing sales and marketing efforts significantly exceeded the Company's revenues. As stated at the end of the last quarter, Management expects that this will continue for the remainder of 2001.

            With respect to development, the Company's development requirements decreased overall by approximately forty-percent during the second quarter of 2001. Therefore, the Company reduced its development staff and resources proportionately. This decrease was due primarily to the Company's completion of the majority of the development on its 64Express(TM) product line (which automates the migration of software from 32-bit to 64-bit environments) in the second half of 2000. The remaining development efforts relating to 64Express(TM) focus on enhancing functionality and fine-tuning the performance of the product line. The Company initially released its second major product line, 32Direct(TM) (which facilitates the migration of software from one 32-bit environment to another, i.e. platform to platform), in the beginning of the second quarter of 2001. Both 64Express(TM) and 32Direct(TM) are available for sale today. However, the Company's development focus continues to be on the 32Direct(TM) product line, researching and adding new migration paths and increasing functionality as market demand warrants. The Company continues to research other potential uses for its core technology to determine the feasibility of customizing this technology and creating additional software products.

            The demand for MigraTEC's flagship 64Express(TM) migration products and services largely depends on the successful market introduction and acceptance of Intel Corporation's 64-bit chips, the first generation of which is known as Itanium. Intel announced the future availability of Itanium in late May 2001 and as a result, many hardware original equipment manufacturers ("OEMs"), such as Dell, Compaq and Hewlett-Packard, revealed plans to ship products incorporating the Itanium technology in the third quarter of this year. Initial shipments have begun, however management believes that the systems are moving slowly. Additionally, Compaq announced, during the second quarter, its plans to phase out use of the 64-bit Alpha technology in favor of Itanium. Management believes that this announcement strengthens Itanium's bid to be the frontrunner in the 64-bit computing revolution. However, due to a slowing economy and the extremely modest promotion of Itanium-based technology to date by Intel, market demand for technology and services that facilitate the use of Itanium, such as MigraTEC's 64Express(TM) product line, has been slow to develop and is expected to remain so into the beginning of 2002.

            As noted in the Company's 10-QSB for the quarter ended June 30, 2001, on file with the Commission, additional factors contribute to the delayed market demand for the Company's 64Express(TM) products and related services. First, while management believes that Intel's initial shipments of Itanium will go to tier two independent software vendors ("ISVs") who will then begin the process of making their software 64-bit compliant, tier two vendors are generally focused on the release of Microsoft's Windows 64-bit server operating system to trigger their migration. Introduction of Microsoft's 64-bit operating system is not expected until the first half of 2002. Management believes that the larger

OEMs will start advertising Itanium related systems heavily once the Windows 64-bit operating system is available and that market demand for MigraTEC's products and services will increase at that time. Second, while management believes that corporate America owns a significant majority (approximately 90%) of the code eligible for migration to the new 64-bit technology using the Company's migration products and services, management also believes that many businesses will wait to adopt the new 64-bit technology until Intel's second generation 64-bit chip, known as McKinley, becomes available. The introduction of McKinley is currently scheduled for the second quarter of 2002, thereby delaying the demand for MigraTEC's 64Express(TM) products and services accordingly.

            Given this market outlook, the Company continues to focus on working with OEMs to identify ISVs adopting the 64-bit technology now and assisting those ISVs with their migrations. In an effort to help OEMs put initiatives in place to meet market demands, MigraTEC has completed a series of proof of concept projects with leading OEMs whereby their engineers tested the Company's migration products while performing sample software migrations. The primary objectives of these projects were to demonstrate the capability of MigraTEC's technology, quantify the performance improvement and value added of the Company's technology, and build support for strengthening relationships between MigraTEC and the leading OEMs. Each of the projects has been deemed a success as the average productivity enhancement for an engineer that participated in a project was well in excess of 700%.

            As a result of the successful proof of concept projects, several OEMs have asked the Company to bid on migration projects within their respective customer bases. These bids, involving both 32-bit to 64-bit and cross platform migrations, encompass two revenue generating phases. Phase one is an assessment phase in which the customer pays to have the Company deliver an estimation of the complexity and duration of the specified migration project. Phase two is the actual migration of the customer's code to a new platform or operating system. Management expects that the Company will be awarded some of these projects, enabling the Company to start generating more revenue in the fourth quarter of 2001. Management also expects that the number of such bid opportunities and resulting assessments and projects will grow in the ensuing quarters.

            The Company is also working to position its migration technology, both 64-bit and cross platform, in such a manner that the professional service organizations engaged to perform the majority of software migrations (cross platform and/or 32-bit to 64-bit) will utilize MigraTEC's automated migration products as opposed to performing such migrations manually.

            Additionally, in light of the success of the proof of concept projects conducted to date, increased bid opportunities, and the anticipated growing market demand for migration assistance, the Company continues to negotiate agreements with various OEMs and tier one ISVs to provide migration services and group-wide licenses for the use of MigraTEC's migration technology.

            The Company plans to hold a Shareholder meeting in the second quarter of 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

            The Company's revenues consist of consulting services revenues and software maintenance and support revenues. For the third quarter ended September 30, 2001, the Company's revenues decreased to $54,150, as compared to $63,000 for the third quarter ended September 30, 2000. Revenues in the third quarter of 2001 consisted of $53,500 and $650 from consulting services and software maintenance fees, respectively, whereas, in the third quarter of 2000 revenues consisted of $60,000 and $3,000 from consulting services and software maintenance fees, respectively. Software maintenance fees in the third quarter of 2001 and 2000 resulted from 2000 sales which were deferred to future periods.

Costs And Expenses

            The Company's total costs and expenses decreased 26% to $1,274,159 during the third quarter of 2001, as compared to $1,712,915 for the third quarter of 2000.

            The majority of the Company's costs and expenses are related to personnel costs. The Company's operating expenses were lower in the third quarter of 2001 as compared to the third quarter of 2000 because the Company employed an average of 30 individuals during the third quarter of 2001, as compared to an average of 41 individuals in the third quarter of 2000.

            Costs of revenues during the third quarter of 2001 were $44,725, as compared to $22,052 for 2000. Costs of revenues are comprised of salaries and benefits and such costs are proportional to the revenues produced in both periods.

            Selling and marketing expenses decreased 35% to $240,881 during the third quarter of 2001, as compared to $370,364 for the third quarter of 2000. This decrease is a result of the Company decreasing its advertising and market research budget to focus on development of established relationships with OEMs and ISVs.

            Research and development expenses decreased 50% to $336,008 during the third quarter of 2001, as compared to $669,997 for the third quarter of 2000. This decrease is due primarily to the Company's initial migration products becoming more fully developed. In future periods the Company will continue to incur research and development expenses in order to expand the Company's current product line and to continue to develop new products.

            General and administrative expenses increased to $652,545 during the third quarter of 2001, as compared to $650,502 for the third quarter of 2000.

            In prior periods, the Company issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices equal to less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the third quarter of 2001 was $170,938, as compared to $204,688 for the third quarter of 2000. This compensation expense was allocated $160,938 and $10,000 to general and administrative costs and research and development costs, respectively, in the third quarter of 2001, whereas, in the third quarter of 2000, such compensation expense was allocated $160,938 and $43,750 to general and administrative costs and selling and marketing costs, respectively.

Interest and Financing Expenses

            The Company's interest and financing expenses increased to $71,424 during the third quarter of 2001, as compared to $10,315 for the third quarter of 2000. Interest expense increased to $19,824 during the third quarter of 2001, as compared to $10,315 for the third quarter of 2000. In the third quarter of 2001 as compared to 2000, the Company had a greater amount of interest bearing debt outstanding with interest rates ranging from 4 1/2% to 15%.

            Financing fees increased to $51,600 during the third quarter of 2001, as compared to $0 for the third quarter of 2000 due to working capital requirements. Such fees included $44,000 incurred in connection with options granted to EAI, and $7,600 incurred in connection with warrants granted to The Glebe Group.

Other Income

            Other income in the third quarter of 2001 decreased to $6,337, as compared to $24,666 in the third quarter of 2000. In 2000, the Company was able to invest in short-term interest-bearing investments using funds received from the private financing of $3,750,000 received in the first and second quarters of 2000, whereas, in the third quarter of 2001, the Company did not have similar balances of excess cash to invest.

Provision For Income Taxes

            As a result of operating losses for 2001 and 2000, the Company did not incur a federal income tax obligation for the third quarter ended September 30, 2001. No tax benefit was recorded during the third quarter of 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2016.

Net Loss

            For the third quarter ended September 30, 2001, the Company incurred a net loss of $1,285,096, or $0.01 per share, as compared to a net loss of $1,635,564, or $0.02 per share, for the third quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

            The Company's revenues consist of consulting services revenues and software maintenance and support revenues. For the nine months ended September 30, 2001, the Company's revenues increased to $183,783, as compared to $69,000 for the nine months ended September 30, 2000. Revenues in 2001 consisted of $181,833 and $1,950 from consulting services and software maintenance fees, respectively, whereas, in 2000 revenues consisted of $60,000 and $9,000 from consulting services and software maintenance fees, respectively. Software maintenance fees for the nine months ended September 30, 2001 and 2000 resulted from 2000 sales that were deferred to future periods.

Costs And Expenses

            The Company's total costs and expenses decreased 3% to $4,998,604 during the nine months ended September 30, 2001, as compared to $5,160,270 for the nine months ended September 30, 2000.

            The majority of the Company's costs and expenses are related to personnel costs. The Company's operating expenses remained relatively consistent during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 because the Company employed an average of 37 individuals during both periods.

            Costs of revenues during the nine months ended September 30, 2001 were $51,408, as compared to $22,052 for the nine months ended September 30, 2000. In 2001, the Company completed four consulting services engagements, whereas in 2000 the Company had only one engagement.

            Selling and marketing expenses increased 38% to $1,017,638 during the nine months ended September 30, 2001, as compared to $736,039 for the nine months ended September 30, 2000. This increase is a result of the Company aggressively marketing its software migration technology with advertising and promotional activities in media and trade show formats during the first six months of 2001.

            Research and development expenses decreased 29% to $1,285,716 during the nine months ended September 30, 2001, as compared to $1,820,978 for the nine months ended September 30, 2000. This decrease is due primarily to the Company's initial migration products becoming more fully developed. In future periods the Company will continue to incur research and development expenses in order to expand the Company's current product line and to continue to develop new products.

            General and administrative expenses increased 5% to $2,643,842 during the nine months ended September 30, 2001, as compared to $2,527,201 for the nine months ended September 30, 2000. Between 2001 and 2000, general and administrative expenses varied as follows:

            o In 2001, the Company hired individuals and incurred infra-structure costs to establish a migration group and a software solutions group for the purpose of providing consulting services to customers. The costs associated with these two groups consisted primarily of salary and benefit expenses which aggregated $387,363. No such costs were incurred in 2000.

            o Insurance costs increased $64,113 in 2001, as compared to 2000.

            o Costs associated with the Company's 401(k) plan increased $7,936 in 2001, as compared to 2000, as a result of the Company changing plan administrators.

            o Deferred stock compensation decreased $320,104 in 2001, as compared to 2000

            o Legal and accounting expenses decreased $135,554 in 2001, as compared to 2000.

            o Office rent expense increased $42,194 in 2001, as compared to 2000.

            In prior periods, the Company issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices equal to less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense during the nine months ended September 30, 2001 was $557,396, as compared to $909,584 for 2000. This compensation expense was allocated $482,813, $44,583 and $30,000 to general and administrative costs, selling and marketing costs, and research and development costs, respectively, in 2001, whereas, in 2000, such compensation expense was allocated $802,917 and $106,667 to general and administrative costs and selling and marketing costs, respectively.

Interest and Financing Expenses

            The Company's interest and financing expenses decreased to $172,639 during the nine months ended September 30, 2001, as compared to $3,856,977 for the nine months ended September 30, 2000. Interest expense decreased to $56,303 during 2001, as compared to $3,825,962 for 2000. During the nine months ended September 30, 2000, the Company recorded $3,750,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of the Company's common stock at the date of issuance. No similar expense was incurred during the nine months ended September 30, 2001.

            Financing fees increased to $116,336 during the nine months ended September 30, 2001, as compared to $31,015 for the nine months ended September 30, 2000, due to additional working capital requirements.

Other Income

            Other income during the nine months ended September 30, 2001 decreased to $7,043, as compared to $58,610 for the nine months ended September 30, 2000. In 2000, the Company was able to invest in short-term interest-bearing investments using funds received from the private financing of $3,750,000 received in the first and second quarters of 2000, whereas in 2001, the Company did not have similar balances of excess cash to invest.

Provision For Income Taxes

            As a result of operating losses for 2001 and 2000, the Company did not incur a federal income tax obligation for the nine months ended September 30, 2001. No tax benefit was recorded during 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2016.

Net Loss

            For the nine months ended September 30, 2001, the Company incurred a net loss of $4,980,417, or $0.05 per share, as compared to a net loss of $8,835,637, or $0.11 per share, for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used for operating activities was $3,993,963 for the nine months ended September 30, 2001 as compared to $3,864,507 for the nine months ended September 30, 2000, which resulted from the operating loss, decreased by net changes in assets and liabilities and non-cash expenses and income of $986,454 in 2001 and $4,971,130 in 2000.

             As of September 30, 2001, the Company had a net working capital deficit of $236,848, as compared to a net working capital deficit of $773,858 at December 31, 2000.

            As of September 30, 2001, the Company had cash of $753,788 and $50,000 in outstanding accounts receivable, compared to cash of $242,254 and $15,000 in outstanding accounts receivable at December 31, 2000.

            As of September 30, 2001, the Company's outstanding obligations under notes payable totaled $2,857,175 as compared to $4,344,523 at December 31, 2000. The Company's outstanding obligations under notes payable as of September 30, 2001 and December 31, 2000 are summarized below.

                     Notes Payable                                                    September 30, 2001      December 31, 2000
                     -------------                                                    ------------------      -----------------
 Note payable to Mercury Fund No. 1, Ltd. in the amount
 of $565,000, dated December 1, 2000, with interest
 varying between 0% and 10%, due the earlier of December
 1, 2001 or upon the occurrence of a qualified financing
 transaction, collateralized by all assets owned or
 thereafter acquired, subject to collateral rights of
 notes dated December 4 and 28, 1998, January 4 and 27,
 1999 and January 25, 2000. This note was repaid on June
 22, 2001 upon the exercise of warrants to purchase
 2,839,800 shares of common stock as the exercise price
 consisted of conversion of this note plus cash in the
 amount of $2,960.                                                                        $         --        $      565,000

 Note Payable to Mercury Fund No. 1, Ltd. in the amount of
 $14,419, dated June 22, 2001, with interest at 4 1/2%,
 due December 22, 2001.                                                                         14,419                    --

 Convertible note payable to Mercury Fund No. 1, Ltd. in the amount of $1,775,000, dated January 25, 2000, without
 interest, due January 24, 2003, collateralized by all
 assets owned or thereafter acquired, subject to collateral
 rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. Such note is convertible at any time on the
 basis of one share of common stock for each $0.125 in
 principal amount of the note outstanding at the time of
 conversion. The note automatically converts into shares
 of common stock upon the earlier of either the closing
 of a sale of the Company's common stock, preferred stock
 or issuance of debt with equity features in one or more
 related transactions in which the Company receives
 aggregate proceeds of at least $5,000,000, or the first
 trading day following a period of 90 consecutive trading
 days, during which the closing sale price of the
 Company's common stock has been in excess of $1.25. In
 connection with this note, Mercury was issued warrants
 to purchase 2,839,800 shares of common stock. As of
 September 30, 2001, Mercury had converted $500,000 of
 this note into 4,000,000 shares of common stock and
 exercised all of its warrants.                                                              1,275,000             1,775,000

 Convertible note payable to MT Partners, L.P. in the
 amount of $1,975,000, dated January 25, 2000, without
 interest, due January 24, 2003, collateralized by all
 assets owned or thereafter acquired, subject to
 collateral rights of notes dated December 4 and 28, 1998
 and January 4 and 27, 1999. Such note is convertible at
 any time on the basis of one share of common stock for
 each $0.125 in principal amount of the note outstanding
 at the time of conversion. The note automatically
 converts into shares of common stock upon the earlier of
 either the closing of a sale of the Company's common
 stock, preferred stock or issuance of debt with equity
 features in one or more related transactions in which
 the Company receives aggregate proceeds of at least
 $5,000,000, or the first trading day following a period
 of 90 consecutive trading days, during which the closing
 sale price of the Company's common stock has been in
 excess of $1.25. In connection with this note, MT
 Partners was issued warrants to purchase 3,160,200
 shares of common stock. As of September 30, 2001, MT
 Partners had converted $750,000 of this note into
 6,000,000 shares of common stock and exercised all of
 its warrants.                                                                               1,225,000             1,975,000

                     Notes Payable                                                    September 30, 2001      December 31, 2000
                     -------------                                                    ------------------      -----------------
 Notes payable to BEM Capital Partners, Inc. (assignee of
 MJ Capital Partners III, L.P. as of January 2001) in the
 aggregate amount of $250,000, dated December 4 and
 December 28, 1998 and January 4 and 27, 1999, bearing
 interest at 16% per annum, collateralized by all assets
 owned or thereafter acquired. Modified, extended and
 renewed February 1, 1999 bearing interest at 16% per
 annum, repayable with monthly installments of principal
 and interest totaling $31,000 with a final maturity of
 December 31, 1999. Modified, extended and renewed
 October 31, 1999 bearing interest at 16% per annum,
 repayable with monthly installments of principal and
 interest totaling $21,100 with a final maturity of
 December 31, 2000. In connection with the October 31,
 1999 modification, the note holder was issued two-year
 warrants to purchase 100,000 shares of common stock at
 $0.01 per share and 100,000 shares of common stock at
 $0.20 per share. Modified, extended and renewed January
 26, 2001, so as to increase the outstanding loan amount
 to $250,000, bearing interest at 15% per annum, interest
 only payable monthly until May 1, 2001. Thereafter
 payable with monthly installments of principal and
 interest totaling $22,565 with a final maturity of May
 1, 2002. In connection with the January 26, 2001
 modification, the note holder was issued a one-year
 warrant to purchase 40,000 shares of common stock at
 $0.01 per share. This warrant was exercised in March
 2001.                                                                                    $    170,834           $     958

 Note payable to The Glebe Group in the amount of
 $200,000, dated May 11, 2001 bearing interest at 15%
 annum, principal and interest originally due June 11,
 2001, extended and renewed with a new maturity date of
 August 10, 2001 and subsequently extended and renewed
 with a new maturity date of November 1, 2001. In
 connection with this note and subsequent extensions, the
 note holder was issued six-month warrants to purchase an
 aggregate of 40,000 shares of common stock at $0.01 per
 share. These warrants have been exercised as of
 September 30, 2001.                                                                           150,000                  --

 Note payable to a former employee in the amount of
 $68,250, dated March 3, 1998, bearing interest at 14%,
 payable in monthly installments of $1,000, due December
 10, 2003.                                                                                      21,922              28,565

            During the nine months ended September 30, 2001, MigraTEC had net cash provided by financing activities of $4,578,698 consisting of $4,816,869 in connection with the issuance of common stock, and $450,000 in proceeds from the short-term loans from BEM Capital Partners, Inc. and The Glebe Group, as described above. The cash proceeds were offset by $688,171 expended for the repayment of principal of notes payable and an obligation under a capital lease. During the nine months ended September 30, 2000, the Company had net cash provided by financing activities of $4,961,909 consisting of $3,750,000 in proceeds from the long-term loans from Mercury Fund No. 1, Ltd. and MT Partners, L.P., as described above, and $2,128,152 in connection with the issuance of common stock. The cash proceeds were offset by $916,243 expended for the repayment of principal of notes payable and an obligation under a capital lease.

            On March 27, 2001, the Company and Ironhead Investments Inc. entered into a Common Stock Purchase Agreement establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to a maximum of approximately 30,000,000 shares of common stock for up to $20,000,000 over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). The Company has reserved 30,000,000 shares of common stock for possible issuance under the equity line of credit. During the first nine months of 2001, the Company sold 1,337,556 shares of common stock under the Stock Purchase Agreement with a weighted average price per share of $0.4053.

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

            MigraTEC had substantial operating losses during the nine months ended September 30, 2001 and the prior three years. While MigraTEC has experienced certain periods of profitability since inception, it has sustained substantial losses in recent years. For the years ended December 31, 2000, 1999 and 1998, MigraTEC incurred net losses of $10,193,130, $4,184,078 and $3,458,075, respectively. At September 30, 2001, MigraTEC had an accumulated deficit of $26,811,734.

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

            MigraTEC's continued existence and plans for future growth are dependent, in part, upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. If MigraTEC is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, MigraTEC will be unable to continue as a going concern. As disclosed in the report of independent auditors on the Company's financial statements for the year ended December 31, 2000, the Company's recurring losses, negative cash flow from operations and net capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. However, management believes that funds will be available to meet the Company's obligations for at least twelve months from the date of the Company's most recent balance sheet. Based on the Company's current cash reserves, in the event the Company is unable to obtain funding, the Company may be forced to significantly reduce or discontinue its current operations.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the third quarter ended September 30, 2001, MigraTEC sold its unregistered securities in the transactions described below.

            On July 5 through August 3, 2001, MigraTEC issued an aggregate of 1,195,980 shares of common stock at a weighted average price of $0.4333 per share to one investor under the private equity line. MigraTEC issued such securities in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

            On July 30, 2001, MigraTEC issued 150,000 shares of its common stock at a price of $0.38 per share to one individual. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

            On July 31, 2001, MigraTEC issued 1,250,000 shares of its common stock at a price of $0.20 per share to one limited liability company. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

            On July 31, 2001, MigraTEC issued a six-month warrant to purchase 24,000 shares of common stock at an exercise price of $0.01 per share to one corporation as part of a financing transaction. MigraTEC issued such securities in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

            On August 6 through September 5, 2001, MigraTEC issued an aggregate of 141,576 shares of common stock at a weighted average price of $0.3853 per share to one investor under the private equity line. MigraTEC issued such securities in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

            On August 10, 2001, MigraTEC issued 40,000 shares of its common stock at a price of $0.01 per share to one corporation. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

            On September 28, 2001, MigraTEC issued 1,250,000 shares of its common stock at a price of $0.20 per share to one limited liability company. MigraTEC issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits: see exhibit table below.

            (b) Reports on Form 8-K: no reports on Form 8-K were filed by the Company during the third quarter ended September 30, 2001.

                                  EXHIBIT TABLE

Exhibit
Number   Description Of Document
-------  -----------------------

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

MIGRATEC, INC.

By: /s/ T. Ulrich Brechbuhl                                 November 14, 2001
    -------------------------------------------
    T. Ulrich Brechbuhl
    President and Chief Financial Officer


    /s/ W. Curtis Overstreet                                November 14, 2001
    -------------------------------------------
    W. Curtis Overstreet
    Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number   Description Of Document
-------  -----------------------
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