Form 10KSB
period 2001-12-31
MIGRATEC INC
filed 2002-04-01
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-28220

                                 MIGRATEC, INC.
                 (Name of Small Business Issuer in its Charter)

             DELAWARE                                 65-0125664
    (State or other jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

             11494 LUNA ROAD, SUITE 100, FARMERS BRANCH, TEXAS 75234
               (Address of Principal Executive Offices; Zip Code)

                                 (972) 969-0300
                (Issuer's Telephone Number, Including Area Code)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

      Issuer's revenues for its most recent fiscal year: $209,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as reported on March 25, 2002 on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. was approximately $37,878,000.

      As of March 25, 2002, approximately 131,338,431 shares of the registrant's common stock, $0.001 par value per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF MIGRATEC, INC. MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - A NOTE ABOUT FORWARD-LOOKING STATEMENTS."

General

      We design, develop and market proprietary software code engines that automate the migration and upgrade of "C" and "C++" based software applications between operating systems (e.g., Windows, Unix and Linux) and between hardware architectures (e.g., 32-bit and 64-bit processors). Because our software code automates the migration process, as opposed to requiring the entire migration process to be performed manually, our patented technology enables businesses to reduce the costs of migrating their existing software applications to more powerful operating environments, while modifying the code for the new environment and improving its quality. While our automated migration products do not eliminate the need for a programmer, as a programmer is always necessary to initiate and monitor the migration process, our software can increase the efficiency and productivity of a programmer by automating the process for generating new upgraded source code. With our automating technology and processes, a programmer can effectively upgrade up to 10 times more lines of code per day as compared to the typical manual migration process. To our knowledge, our migration products are the first to provide programmers with automated migration assistance for "C" and "C++" code. In addition to this baseline improvement in project completion timelines, our products enhance overall quality assurance and mitigate project risk by imposing standardization of the processes and ongoing software code documentation. Our products also remove the human error of keying in the new source code, reducing the time spent testing and debugging the new source code.

      We currently derive revenue, and/or anticipate deriving revenue, from the following sources:

      - licensing our technology and software products to independent software vendors and systems integrators (software developers and those who build systems from a variety of diverse components, respectively) who then act as distribution channels by using our software to aid in the delivery of their services;

      -     providing migration services directly to customers; and

      -     consulting on specific migration assignments and issues.

      Our revenues in 2001 and 2000 resulted primarily from consulting services rather than software licensing as we spent the majority of our efforts during that period developing our software. We continue to develop new software products, but our products that facilitate both cross-platform (between operating systems) migration and the use of the Intel(R) Itanium(TM) 64-bit processor are commercially ready and the subject of our current marketing efforts.

      Our 64Express(TM) product line entered the marketplace in October 2000 and the first of our 32Direct(TM) series of products became commercially available in April 2001. We have established a contractual, non-exclusive technology relationship with Intel, a contractual, non-exclusive, referral relationship with Dell, non-contractual, non-exclusive technology relationships with IBM and Microsoft, as well as non-contractual, non-exclusive marketing relationships with Unisys, Intel, Compaq, Hewlett-Packard, Dell and IBM. We hope to develop similar relationships with other companies as well.

      Prior to 2000, we concentrated on software consulting and Y2K remediation. Therefore, our software licensing revenue in the years immediately preceding 2000 was the result of Y2K remediation. In 2001 and 2000 we restructured our operations and research and development activities to concentrate on licensing and selling migration software and services. The first of these products did not enter the commercial marketplace until October 2000. As a result, we expended over 80% of our time and efforts on research and development activities in 1999 and 2000. This percentage decreased significantly during 2001 due to increased sales and marketing efforts.

      MigraTEC is a Delaware corporation. We were incorporated in Florida in 1989. In 1996, we acquired One Up Corporation, a Texas corporation. In February of 2000, One Up Corporation merged into MigraTEC and in August of 2000, MigraTEC reincorporated in Delaware.

Industry Overview

      The Internet and e-commerce are revolutionizing the way business is conducted. Being able to fully exploit the opportunity this revolution represents demands the creation of new, more powerful and more capable technological infrastructures. Original equipment manufacturers and developers of operating systems are focusing on building these new infrastructures, with the result being that older platforms are becoming rapidly outdated and far more difficult - if not impossible - to support. Consequently, businesses must upgrade, or improve, their existing software applications to take advantage of these new technologies. According to the Aberdeen Group, the market for such software improvement presents businesses wishing to deploy the new technologies with a number of difficult choices such as:

      - Writing New Custom Code: abandoning previous investments in software and writing all new programs (an expensive and time-consuming process for which proven business rules have to be recreated);

      - Acquiring the Necessary Code: buying a prepackaged software product that does not address all of the specifics of their business or requires training of their employees; or

      - Software Migration: modifying the software programs that run their businesses today, so that they will run efficiently in the new environment (a less expensive but equally time-consuming process).

Independent software vendors cater to businesses choosing to acquire the necessary code or functional enhancement. Businesses choosing to write new applications or migrate their software can do it themselves or hire a systems integrator to perform such functions.

      We develop and market products and services enabling software migration. A significant benefit of software migration is that a business can leverage past investment and can continue to depend on software that contains the business rules it has refined and perfected over time without having to retrain employees.

      Historically, migration of software to a new technological base has been done manually which requires the programmer to manually review every line of code to detect issues and then make necessary changes. Our products and services automate the migration process, decreasing the numerous problems associated with the traditional manual approach, including the following:

      - Too slow: In a competitive environment, businesses cannot afford to wait the time required to upgrade manually (for example, the earlier 16-bit to 32-bit migration took the industry over ten years to complete).

      - Not enough resources: We estimate that on average, a capable software engineer can migrate only about 2,500 lines of computer code per day, at best. Information technology ("IT") industry sources report that an estimated tens and possibly hundreds of thousands of IT jobs are unfulfilled which, in management's opinion, makes it virtually impossible for businesses to hire the substantial number of additional programmers required for migration activities.

      - Too expensive: Our estimates for the total cost for manually migrating an average line of code is approximately $0.75 to $1.25, and is expected to increase as a result of the ever-increasing shortage of skilled labor. With potentially billions of lines of code worldwide needing to be migrated, the total cost of manual migration is unacceptable.

      - Quality is more important than ever: The fundamental drivers of the need to migrate - realizing the full potential of the Internet and e-commerce - also demand that the software applications that are migrated to the new environments perform 24 hours a day and 7 days per week without failure. It is management's belief that experienced IT professionals know that due to the repetitive and tedious nature of performing a manual migration, the quality of the end product does not meet this standard.

Market Opportunity

      Currently, we focus on software migration involving code written in the "C" and "C++" computer languages for use in the Windows, Linux and Unix operating environments and expect that, for the foreseeable future, the majority of our revenues will be derived from migration products and services involving these computer languages. A report commissioned by us, and issued in 2001 by the Aberdeen Group, an information technology consulting firm, estimates that "C" and "C++" based code comprises 20%-30% of the entire United States business application code base. This code base equates to a current market of over 30 billion unique lines of "C" and "C++" based code in the United States alone that are actively maintained and tens of billions more that are customized versions of prepackaged code. Worldwide, Aberdeen estimates there are over 100 billion unique lines of "C" and "C++" based code with potentially tens of billions of additional lines in customized code. Management believes that over time, with the movement by original equipment manufacturers towards more powerful platforms and the abandonment of older platforms, a portion of this code will need to be migrated to more capable technologies such as hardware platforms utilizing Intel's new IA-64 chip known as "Itanium(TM)," and operating systems such as Linux.

      In the current market environment, the IT industry is focused on lowering operating costs by standardizing on a very limited number of open standard operating environments with low total cost of ownership ("TCO") such as Windows and Linux running on hardware powered by Intel chips.

      A typical enterprise information system might consist of multiple servers running on disparate operating systems. For example, a manufacturing company may have their engineering applications running on Sun Solaris, their financial accounting systems on IBM AIX and their customer relationship management systems on Microsoft NT. Management believes that with IT budgets shrinking and resource availability declining, many companies are adopting a strategy of server consolidation to reduce their TCO. These initiatives allow companies to dramatically reduce their IT budgets and costs by decreasing the number of different systems/environments they utilize and therefore have to support. A key component of any server consolidation effort is the migration of the software to the surviving platform/environment. The introduction and rapid market penetration of the open source Linux operating system has served to not only highlight this need but also to grow this market.

      Current costs to manually upgrade or migrate software applications are expensive, with a cost estimated by us at about $0.75 to $1.25 per line of code. By contrast, our automated code migration engines permit code to be migrated at a fraction of that cost. Our experiences, as well as the experiences of our customers, indicate that, per line of code, costs to migrate software applications using our automated processes equate to approximately 20% of the costs incurred when such migrations are performed entirely manually. According to the Aberdeen Group, the majority of the "C" and "C++" based code (70% or more) resides in the custom code of corporate enterprises, with the remainder belonging primarily to the thousands of individual independent software vendors. The Aberdeen Group predicts that by 2005, the new Itanium(TM) 64-bit technology will appear in almost 50% of all new server hardware products. While estimates vary on the total amount of code that will need to be migrated cross-platform or to 64-bit on a world-wide basis, clearly the task of migrating even a small fraction of this massive base is a daunting one.

      The market for our existing products and services consists of "C" and "C++" based business application code, and can be segmented primarily by the operating system on which the code runs. While, according to the Aberdeen Group, Unix has the largest installed base in the enterprise computing space, the Windows and Linux operating systems are growing much faster and taking market share. Our MigraSUITE(TM) enables the efficient upgrading of software applications from one 32-bit application to either a 32-bit application in a different operating platform or to a 64-bit application in either the same or a different operating platform.

Our current strategic focus on providing migration products and services to both Windows and Linux operating environments is based on our belief that those two environments represent the vast majority of the growth in the market and will be increasingly successful in penetrating the mission critical enterprise computing space.

            [WORLDWIDE SERVER OPERATING ENVIRONMENT SHIPMENTS CHART]

                                2000-2004                   2004 Share of
                                   CAGR                       Shipments
                                   ----                       ---------
Other                              (41%)                          0%
Linux                               25%                          36%
Windows                             22%                          49%
Proprietary Unix                    (3%)                          7%
NetWare                             (3%)                          8%
                                   ---                          ---
                                    16%                         100%

      In summary, management believes that there is a sizable and growing potential market for the migration of "C" and "C++" based software. How quickly this potential market develops into active demand is still unclear. We are fully focused on making sure that we are well positioned to capture that market as it develops and are doing what we can to accelerate that development.

Product Lines

      Our products assist in the migration and porting, or conversion, of software code written in the "C" and "C++" languages from one information technology environment (the combination of an operating platform and the hardware on which it is installed) to another. Because of the large number of possible operating platform and hardware combinations, our products can be used in a wide variety of information technology environments. The underlying breakthrough technology that makes this possible is our proprietary source code analysis and migration engine called the Migration Workbench(TM). Our products are built on the Migration Workbench(TM) technology and are designed to address migration problems related to specific operating platforms. Our 32Direct(TM) series of products consists of software which assists the migration of code from one operating platform to another (for example from Sun Solaris(TM) to Linux or Windows). Our 64Express(TM) series of products consists of software which migrates code from a 32-bit environment to a 64-bit environment within the same type of operating system, including Microsoft Windows 2000/64(TM), Linux on Intel(R) Itanium(TM) and AIX 5L(TM) among others. Each of our MigraSUITE(TM) products is a combination of at least one 32Direct(TM) product and one 64Express(TM) product. The purpose of MigraSUITE(TM) is to allow a customer to migrate code first from a 32-bit environment to another 32-bit environment and then to a 64-bit environment (for example, a 32-bit Solaris(TM) application would be migrated first to a 32-bit Linux application and then to a 64-bit Linux application).

      We currently have six commercially available products, all of which comprise our 32Direct(TM) and 64Express(TM) product lines. These products are:
32Direct(TM) Solaris(TM) to Windows, 32Direct(TM) Solaris(TM) to Linux, 32 Direct(TM) Solaris(TM) to AIX(TM), 64Express(TM) to Windows(TM), 64Express(TM) to Linux and 64Express(TM) to AIX 5L(TM). Our 64Express(TM) products facilitate the use of the Intel(R) Itanium(TM) 64-bit processor and the PowerPC(TM) 64-bit processor.

      Our existing MigraSUITE(TM) product line consists of the following:

MigraSUITE(TM) to Windows(TM):

      - 32Direct(TM) Solaris(TM) to Windows(TM) assists in the assessment and migration of Solaris(TM) applications to Windows(TM).

      - 64Express(TM) to Windows(TM) enables rapid migration of existing 32-bit Windows(TM) applications to 64-bit Windows(TM) on the Intel(R) Itanium(TM) architecture.

MigraSUITE(TM) to Linux:

      - 32Direct(TM) Solaris(TM) to Linux assists in the assessment and migration of 32-bit Solaris(TM) applications to 32-bit Linux applications.

      - 64Express(TM) to Linux enables rapid migration of existing 32-bit Linux applications to 64-bit Linux on the Intel(R) Itanium(TM) architecture.

MigraSUITE(TM) to AIX(TM):

      - 32Direct(TM) Solaris(TM) to AIX(TM) assists in the assessment and migration of 32-bit Solaris(TM) applications to 32-bit AIX(TM) applications.

      - 64Express(TM) to AIX 5L(TM) enables rapid migration of existing 32-bit AIX(TM) applications to 64-bit AIX(TM) on the PowerPC(TM) architecture.

      At the core of MigraSUITE(TM) is our patented Migration Workbench(TM) engine, which we believe to have broader applicability in solving business problems beyond migration in both the application and the operations (infrastructure, support and maintenance) segments of the information technology market. While Migration Workbench(TM) supports a large variety of our existing and potential products focused on migration, it can also provide analytical data to permit automated documentation of application architecture or a suite of tools to support maintenance of an existing set of source code.

Product Development

      Our current technology is primarily focused on capitalizing on the market presented by server consolidation activities and adoption of lower TCO information technology platforms by:

      - automating migrations of software from one 32-bit environment to another (cross-platform); and

      - automating the migration of software from 32-bit to 64-bit environments.

      Current product development efforts are intended to build upon and enhance our existing technology and increase our ability to address businesses' migration problems. We have plans that focus on delivering operations/maintenance products for use by systems integrator consultants and IT departments throughout the businesses world. These products are designed to substantially increase the efficiency of both consultants and IT departments by providing real-time visibility into the software environment in which one is operating and to allow users to not only document changes they make to that environment but also to see the impact of those changes prior to making them. Management intends to accelerate these development efforts once we have achieved a significant flow of revenue from our core products.

      We are also currently evaluating the market potential for additional future products, such as computer language conversion software, which would convert code written in one language into another language (e.g., from "C" and "C++" to Java or managed "C#").

      We previously announced formalized efforts to further protect our intellectual property. The first phase of this initiative resulted in a patent for our technology being issued to MigraTEC on July 31, 2001. We intend to continue such efforts by seeking additional patents as warranted. In addition to this patent, we also have several unregistered trademarks, which include "MigraTEC Workbench," "MigraSUITE," "64Express," and "32Direct."

Distribution Strategy

      The cornerstone of our distribution strategy is a leveraged customer acquisition model which focuses on establishing relationships with targeted providers of comprehensive IT products and IT service providers whose strategic objectives are aligned with ours. We believe that comprehensive IT product providers will offer our products and services to their customers to accelerate adoption of their core products and that IT service providers will license our technology to improve the quality of services they offer to their clients as well as enhance the profitability of delivering those services. We anticipate that licenses with IT service providers will be structured on a "pay as you go" basis. Our business development executives and account managers are focused on generating revenue from IT product and service providers with extensive sales and marketing resources and a vested interest in offering our products to independent software vendors and corporate IT organizations.

      In addition to licensing and supporting our technology, we offer customers migration and consulting services provided by our own core professional services and support team. While we intend to offer primarily packaged products and enablement services rather than traditional IT services, we anticipate that a significant number of customers will demand our direct involvement in migration projects, particularly early in the adoption cycle. To date, we have performed direct migration services in several small projects for customers. Such services were primarily performed at our migration center located at our headquarters in Farmers Branch, Texas, a suburb of Dallas.

      Management believes that relationships with IT product and service providers will yield longer term benefits beyond generating revenue in the near future. In particular, we believe these relationships can direct development efforts toward emerging markets and growing customer bases as well as provide funding to expand key development efforts.

      Consistent with our customer acquisition model and strategy, we have developed a contractual, non-exclusive technology relationship with Intel, a contractual, non-exclusive referral relationship with Dell, non-contractual, non-exclusive technology relationships with IBM, and Microsoft, as well as non-contractual, non-exclusive marketing relationships with Unisys, Intel, Compaq, Hewlett-Packard, Dell and IBM.

Competitive Advantages

      Unique and Proprietary Software Addressing a Market Need

      Over the past three years, we have invested the majority of our efforts in developing our technology and modifying it to address the industry's major hardware and software platforms. We believe that this investment has created a technological advantage in our proprietary source code analysis engine, consisting primarily of our being the first company that we know of to develop such an engine. Unlike the traditional manual approaches to analyzing source code by text scanning, and using a formal specification language or mathematical rendering in algebraic notation, we use syntactic (language) and semantic (word) analysis based on a customized parse of the source code. This approach automatically permits:

      - extraction of contextual attributes to support identification of issues specific to a migration such as a cross-platform or 32-bit to 64-bit upgrade;

      -     identification of data relationships and sequences;

      -     data flow tracing to identify the impact of a change; and

      -     grouping or extraction of related data and functionality.

      Upgrades Existing Software at Low Cost

      We believe that the need for businesses to migrate software (in lieu of the other options discussed earlier) when combined with the inherent problems and issues of manual migrations (currently, the only alternative to our automated migration processes), presents a very significant market opportunity. The portion of the migration process that can be migrated using our software is limited only by the fact that automated migration is not compatible with all software. In certain instances, automated migration will only be partially effective, however, we can quickly determine whether or not automated migration will be effective and to what extent. By automating the majority of the migration process, we believe that our migration software provides the following key benefits for businesses:

      - Reduces the cost of migrating software while enhancing the quality of the end product.

            -     Reduces average time for a complete migration by over 60%.

            - Reduces labor input into migration effort on average by over 80%. Using MigraSUITE(TM) a programmer can migrate up to 25,000 lines of code per day - at least 10 times the manual rate. The sheer "volume of code" issue, therefore, can be easily addressed by deploying additional software, not hiring an army of programmers.

            - Reduces test cycle times by producing virtually error-free source code due to automated generation capability.

            - Improves accuracy of project planning efforts and dramatically reduces both perceived and actual risk by making accurate data available.

      - Maximizes current technology investment. A business can retain the functionality of current software applications as they are upgraded or migrated to a new operating system, thereby maximizing the investment in their current technology.

            - Businesses do not have to rewrite custom code; instead, they can migrate it in a cost effective manner.

      - Minimizes or eliminates retraining expense. Much of the productivity that comes from new technology can be exploited without the corresponding need to retrain every user of that technology. Migration of the user interface allows the application to keep the current "look and feel" on the new platform, thereby eliminating otherwise significant retraining expense.

      - Focuses information systems staff on application enhancements. Skilled information systems staff is a precious commodity and should be assigned to projects with the highest return on investment to the business. By using our automated technology, such staff will not be burdened with the time-consuming process of manual migration.

            - In today's labor-constrained environment, most information systems departments and software businesses are under tremendous pressure to develop new products that will generate incremental revenue. Migrating applications manually only helps protect existing revenue streams. Because of the intelligence built into our automated technology, a less qualified (therefore less expensive) programmer can perform the migration. As a result, automated migration frees those highly skilled, high-cost computer engineers to focus on new revenue streams while safeguarding existing revenue streams.

      -     Reduces the time required for development of new software versions.

            - In the technology sector, time to market often determines success or failure. Because automated migration is more than 60% faster than writing an application from scratch or manually moving it, businesses that avail themselves of our automated migration products and expertise may, therefore, have a competitive advantage over their competition.

      - Extends life of software applications. Due to the frequent and dramatic changes in computing technology, vendors may abandon a platform. Our technology allows software vendors to offer customers the alternative of migrating their current applications to a new platform.

      - Due to the prohibitive cost of traditional migrations, vendors have abandoned platforms instead of incurring the cost of maintaining them for customers. Our technology and expertise reduces the cost of the migration, making the extension of life of the software or the supporting of an old platform possible.

      No Direct Competition

      Currently, we do not believe that we have any direct competitors who have developed automated migration products for the "C" and "C++" language, although there are a small number of companies who have developed automated migration products of one kind or another for other language sets. We expect that some competitors will emerge as the market develops. However, we believe we have a competitive advantage by virtue of having developed our software during the last few years and as a result of the in depth relationships we have built with the majority of the industry leading original equipment manufactures ("OEMs"). Therefore, we believe our competition consists only of the manual migrations performed by either a company's internal staff using "home grown" tools, or a professional service provider/systems integrator. As a result, we believe that the value proposition of our code engines is so compelling that we view these organizations and their efforts not as competition, but rather as potential customers whose jobs will be significantly simplified and whose performance will be dramatically improved through the use of our products and services.


MIGRATION METHOD   MANUAL MIGRATION            USE OF "HOME GROWN TOOLS"(1)             MIGRATEC MIGRATION WORKBENCH(TM)
----------------   ----------------            ----------------------------             --------------------------------

PROS:              -  Can ultimately be        -  Less expensive than manual            -  Extremely short cycle
                      done in most every          Quicker than manual                   -  Very thorough
                      situation                                                         -  Consistent methodology results in
                                                                                           very high quality work
                                                                                        -  Very low labor content requires less
                                                                                           programmer time, assistance and
                                                                                           follow-up than manual or
                                                                                           home grown tools
                                                                                        -  Relatively inexpensive
                                                                                           More flexible than manual or home
                                                                                           grown tools - can be used with various
                                                                                           software applications

CONS:              -  Very time consuming      -  Limited Use - only works well         -  Cost and time to train may exceed
                                                  with relatively "clean" code             benefits in certain cases involving small
                   -  Extremely labor             and specific software applications       amounts of clean code
                      intensive and costly,    -  More labor intensive and costly
                      especially if systems       than MigraTEC's automated migration
                      integrators are used        software
                   -  Long cycle time          -  Longer cycle time than MigraTEC's
                   -  Lots of QA/Test             automated migration software
                      required                 -  New tools must be developed for
                                                  most situations
                                               -  Less sophisticated than
                                                  MigraTEC's automated migration
                                                  software
                                               -  Lots of QA/Test required

----------

(1) Software utilities that are custom built by systems integrators or independent software vendors on behalf of an in-house IT department. These customized utilities are only able to perform a preliminary portion of the migration process, leaving the majority of the migration to be performed manually, whereas our products allow many applications to be migrated without customization and greatly reduce the amount of labor involved. Unlike our automated migration software, homegrown tools are generally not much more sophisticated than a compiler (software that translates a program written in a high-level programming language into machine language).

Employees

      As of March 25, 2002, we employed approximately 31 full-time personnel. None of these employees are covered by collective bargaining agreements and management believes its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES

      We do not own any real property. Our headquarters are located in Farmers Branch, a suburb of Dallas, Texas and consist of approximately 12,313 square feet of leased office space. Our lease extends through February 2004 with an option to renew for an additional 60 months at the then prevailing rate. Current annual rents are $224,640. Management believes that the property is adequately covered by insurance.

      Our offices are located at 11494 Luna Road, Suite 100, Farmers Branch, Texas 75234-9421.

ITEM 3. LEGAL PROCEEDINGS

      On July 24, 1998, Carroll Independent School District filed suit against us in District Court, Tarrant County, Texas, seeking payment for business and personal property taxes (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for Carrol ISD in the amount of $89,853.45, which included interest and court costs.

      From time to time we are party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of our business. Currently, we are not aware of any current or pending litigation or proceedings that would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

      We currently plan to hold our annual stockholders meeting in the third quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted and traded on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol "MIGR." The trading does not constitute a well-established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The approximate number of holders of record of our common stock on March 25, 2002 was 921.

                                                   High         Low
                                                   ----         ---
2001
     First Quarter                               $0.7188      $0.3281
     Second Quarter                               0.8000       0.3000
     Third Quarter                                0.5400       0.2500
     Fourth Quarter                               0.4200       0.3100
2000
     First Quarter                                3.2813       0.2900
     Second Quarter                               2.6875       0.7188
     Third Quarter                                1.4688       0.8750
     Fourth Quarter                               1.0156       0.2031

Dividends

      We have not declared or paid any cash dividends or distributions on our common stock during the past two fiscal years. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. The declaration of dividends in the future will be determined by our board of directors based upon earnings, financial conditions, capital requirements and other relevant factors.

      Pursuant to the shareholders' agreement between us and certain stockholders, dated as of January 25, 2000, we may not declare or pay dividends, or make any distribution with respect to our capital stock without the approval of 70% of the members of our board of directors.

      Our agreement with MJ Capital Partners III, L.P., dated November 16, 1998, restricts our ability to declare or pay any dividends as long as any obligation under the agreement remains outstanding. Pursuant to an assignment and assumption agreement, dated as of January 26, 2001, MJ Capital Partners, III, L.P. assigned its rights and obligations under the agreement to BEM Capital Partners, L.P., leaving the provisions of the agreement unchanged.

Recent Sales of Unregistered Securities

      During the fourth quarter of 2001, we sold our unregistered securities in the transactions described below.

      On December 28, 2001, we issued 500,000 shares of common stock at a price of $0.200 per share to one individual. We issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in
Section 4(2) of the Securities Act.

      On November 1 through December 12, 2001, we issued an aggregate of 1,653,114 shares of common stock at a weighted average price of $0.3638 per share to one investor under the private equity line. These shares are registered for resale under our Registration Statement on Form SB-2 (File No. 333-57830). We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

      On October 30, 2001, we issued 1,270,834 shares of common stock at a price of $0.177 per share to one limited liability company. We issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis explains the major factors affecting our results of operations and variance of results between periods. The following discussion of our financial condition and results of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this report.

A Note About Forward-Looking Statements

      All statements, other than statements of historical fact, included in or incorporated by reference into this report, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may, " "will," "expect," "intend," "estimate," "anticipate," "plan," "such," or "believe." The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

      Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although management believes that the expectations reflected in such forward-looking statements are accurate, no assurance can be given that such expectations will occur. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of such information should not be regarded as representation by us, management or any other person that our objectives will be achieved.

      Key factors that could cause actual results to differ materially from our expectations, estimates of costs, projected results or anticipated results include, but are not limited to, the following risks:

      - we may not be able to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms;

      - we may not be able to effectively penetrate our target markets for migration products and sales;

      - we may not be able to successfully develop and/or protect our technology;

      - we may not be able to effectively control increases in expenses associated with sales growth and other costs;

      - management may not be able to successfully implement our business plan and sales strategy;

      - we may not be able to attract and retain a skilled and cohesive management group; and

      - unfavorable changes in economic and industry conditions and regulatory requirements may develop.

Critical Accounting Policies And Estimates

      General

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, capitalization of costs to develop software for sale, and income taxes. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition

      Our current revenues consist of consulting services revenues and software maintenance and support revenues.

      Consulting services are provided under time and materials contracts and agreed upon fixed or variable fee arrangements. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer.

      Revenues from software licenses and software maintenance and support services are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition."

      We intend to license software under software license agreements. License fee revenues are recognized when an agreement is in force, the product has been delivered, the license fee is fixed or determinable, no significant production modification or customization of the software is required and collectibility is reasonably assured. Total fees under multiple element arrangements are allocated to individual elements based on vendor-specific objective evidence of fair value, principally determined on values when sold separately. License fee revenue for certain application development and data access tools is recognized upon direct shipment to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

      Software maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year.

      Bad Debt

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Costs of Software Developed for Sale

      We expense or capitalize development costs of software to be sold in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. During 2001, costs related to development were included in research and development costs. No costs were capitalized in 2001. Other research and development expenditures relate to our on going efforts to extend our product lines and evaluate future products, such as computer language conversion software which would convert code written in one computer language to another (e.g., from "C" and "C++" to Java or managed "C#").

      Income Taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2001, a full valuation allowance has been recorded. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

      Management believes that the net loss for the year ended December 31, 2001 was primarily due to the delay in the demand for our 64Express(TM) product line, which delay resulted from the delay in the demand for the Intel(R) Itanium(TM) 64-bit processor family of chips and associated products and services. This delay in demand resulted in our revenues in 2001 being roughly equal to our revenues in 2000. These revenues were insufficient to cover the cost of our two major endeavors in 2001, the marketing of our 64 Express(TM) and 32Direct(TM) product lines and the development and enhancement of our 32Direct(TM) products to meet the cross-platform migration needs of the information technology ("IT") industry.

      After several years' of delays in production and market introduction, in May 2001, Intel announced that the first generation of its Intel(R) Itanium(TM) 64-bit processor would begin shipping to original equipment manufacturers ("OEMs") by July 2001. While according to industry reports a very small number of chips actually did ship to OEMs, in retrospect it is very clear that these shipments were extremely limited and that Intel, the hardware OEMs and operating system vendors ("OSVs") spent very little capital and even less effort marketing 64-bit products. Given the economic downturn of 2001 and the turmoil in the technology sector, industry reports speculate that these parties are waiting for the introduction of McKinley, the second generation of the Intel(R) Itanium(TM) 64-bit processor (currently scheduled for the second half of this year), to actively promote the benefits of 64-bit computing and the Intel(R) Itanium(TM) 64-bit processor. Sales of our 64Express(TM) product line and related services will likely remain very low until the OEMs drive the industry's interest in 64-bit computing and purchases of Intel(R) Itanium(TM) 64-bit processor based systems significantly increases.

      An additional factor contributing to the delay in market demand for our 64Express(TM) products and related services was the delay in the introduction of 64-bit operating systems to run Intel(R) Itanium(TM) 64-bit processor based systems. Management believes that Intel's initial shipments of Itanium will go to tier two independent software vendors ("ISVs") who will then begin the process of making their software 64-bit compliant. These tier two vendors are generally focused on the release of Microsoft's Windows 64-bit server operating system to trigger their migration. Introduction of Microsoft's 64-bit operating system, originally expected for the first half of 2002, is now slated for the last quarter of the year leaving Linux as the only available major 64-bit operating system that runs on Intel(R) Itanium(TM) 64-bit processor based machines. Management believes that the larger OEMs will start advertising Itanium related systems heavily once the Windows 64-bit operating system is available and that market demand for our products and services will increase at that time. Despite the delays in introduction of 64-bit systems and enabling technology, management continues to believe that the migration of a portion of the tens of billions of lines of eligible code to 64-bit systems represents a tremendous business opportunity. We are therefore continuing to invest in 64-bit migration opportunities and intend to capitalize on the anticipated demand for 64-bit migrations.

      In late 2000, as management sensed the delays in the market introduction of Intel(R) Itanium(TM) 64-bit processors, we sought to leverage our core technology by adapting it to facilitate the migration of software from one 32-bit platform to another. Our rationale for doing so was based largely on the belief that with the introduction of the Linux operating system and the push of Windows based technology into the enterprise computing space, open standard systems with dramatically lower total cost of ownership ("TCO") than proprietary UNIX systems would become very popular and there would be a large gain in market share for such technology. The move from proprietary UNIX to lower TCO platforms requires either purchasing new code, the use of emulation software or the migration of the existing, proven working code. The last of these options represents the cross-platform migration market and in early 2002 it began to show signs of rapid growth. Our 32Direct(TM) product line targets this cross-platform market.

      2001 was a transition year for us in many ways. First, we shifted our emphasis on development away from the 64Express(TM) product line, as we believe it is mature enough to meet market demand when that demand starts to grow, and towards our 32Direct(TM) product line. Second, we decreased our focus on software development and significantly increased our focus on business development, sales and marketing. The reduced development demands on the part of the 64Express(TM) product line and the increased focus on sales and marketing allowed us to decrease our development resources by roughly 40 percent and preserve capital.

      As a result of feedback received from the marketplace and our development efforts to meet the needs of the IT industry, we currently are marketing six products, all of which comprise our 32Direct(TM) and 64Express(TM) product lines. These products include: 32Direct(TM) Solaris(TM) to Windows, 32Direct(TM) Solaris(TM) to Linux, 32 Direct(TM) Solaris(TM) to AIX(TM), 64Express(TM) to Windows(TM), 64Express(TM) to Linux and 64Express(TM) to AIX 5L(TM). Our 64Express(TM) products facilitate the use of the Intel(R) Itanium(TM) 64-bit processor and the PowerPC(TM) 64-bit processor.

      The increased focus on marketing, business development and sales in 2001 resulted in some significant progress. We began the year with three primary relationships (Intel, IBM and Dell). Our contractual, non-exclusive technology relationship with Intel and our non-contractual, non-exclusive relationship with IBM were primarily technology based relationships whereby they provided input which allowed us to adapt our software to facilitate migration to their technology. Our contractual, non-exclusive technology relationship with Dell was centered on a 64-bit consulting services agreement, pursuant to which we helped educate Dell customers on the issues involved with the move to 64-bit technology. During the course of the year we successfully transformed the Dell and IBM relationships into non-contractual, non-exclusive marketing relationships, encompassing both the cross-platform as well as the 64-bit opportunities, that we believe will prove successful in 2002. We also were successful in creating new non-contractual, non-exclusive marketing relationships with Compaq, Unisys and Hewlett Packard which also encompass cross-platform and 64-bit opportunities. We formed additional non-contractual, non-exclusive relationships with other entities, including Microsoft. Our initial relationship with Microsoft was centered on facilitating the success of their 64-bit operating system, hence their invitation to us to accompany them on two tours to promote their 64-bit technology. The relationship rapidly grew to encompass the 32-bit cross-platform opportunity as well. Microsoft has publicly stated their intent to enter the enterprise computing space and gain significant market share in that area. In order to be successful in that endeavor, Microsoft must convince its customers that moving their software from a proprietary UNIX system to a lower TCO Windows based system can be accomplished in a low risk, short cycle time and economical manner. Our migration products can neatly facilitate this. Management is extremely encouraged by the progress we have made with Microsoft and believes that our relationship will be rewarding for our stockholders and us. Management continues to identify and pursue additional relationships with other entities that we believe are focused on benefiting from the market move to low TCO opportunities.

      Generally, all of our technology and marketing relationships develop and progress in a similar manner. Initially, as we generate interest through a technology demonstration, we are asked to perform a proof of concept project to demonstrate the technological feasibility of our products. Once we successfully complete the proof of concept project and the value of our technology is demonstrated, our colleagues typically ask us to work with them on a pilot project so that we can jointly see how we should build the engagement model to maximize the benefit for our colleague and ourselves. Activity to this point usually does not result in any revenue for us. Once the engagement model is built, our colleague typically takes us to a few customers to complete small projects, to generate success stories and build credibility in the market place for the initial offering of our products. This is usually done on a cost recovery basis. Once the success stories are in place and the engagement model refined, our colleague is ready to commercialize and scale the offering. At this stage we will begin to realize real revenues. Currently, most of our relationships are in the pilot and success story building phases.

      We encourage those who utilize our technology to use the same three-phase model to deliver migration services to their customers that we do. This approach consists of a diagnostic assessment, a planning assessment and the full migration. This model is typically easier for our technology colleagues to sell and for their customers to buy, as investment increases only as the risk of the project, both perceived and actual, decreases.

      As a result of the successful proof of concept and pilot projects to date, several OEMs have asked us to bid on migration projects within their respective customer bases. These bids involve both cross-platform and 32-bit to 64-bit migrations. Management expects that we will be awarded some or all of these projects, enabling us to generate additional revenue during 2002. We also expect that the number of such bid opportunities and resulting assessments and projects will grow throughout 2002.

      We are also working to position our migration technology, both cross-platform and 64-bit, in such a manner that the professional service organizations, including systems integrators engaged by the corporate world (where management believes upwards of 90% of the business code base resides) to perform the majority of software migrations, will utilize our automated migration products as opposed to performing such migrations manually.

Year Ended December 31,2001 Compared To Year Ended December 31, 2000

      Revenues

      During 2001, our revenues increased by approximately 4% to $209,000, compared to $201,500 for 2000. Revenues for 2001 and 2000 consisted primarily of consulting services related to 32 to 64-bit and cross-platform conversions. Management believes that revenues will increase in 2002 as the cross-platform migration market grows and as Intel's second-generation 64-bit chip, known as McKinley, becomes available in the latter part of the year.

      Costs and Expenses

      Our total operating expenses decreased by approximately 11% to $5,899,555 during 2001, compared to $6,595,313 for 2000. The majority of our costs and expenses are related to compensation costs. Our operating expenses were lower in 2001 as compared to 2000 because we employed an average of 35 individuals during 2001, as compared to an average of 38 individuals in 2000.

      Costs of revenues increased approximately 108% to $104,242 during 2001, as compared to $50,173 for 2000. Costs of revenues in 2001 and 2000 consist of personnel costs and benefits directly attributable to revenues. The decrease in operating margins from 75% in 2000 to 50% in 2001 was due to the fact that we engaged in more labor-intensive cross-platform contract work in 2001.

      Selling and marketing expenses increased approximately 8% to $1,156,442 during 2001, as compared to $1,071,559 for 2000. This increase was the result of our adding one individual and one contractor to market our products and services in 2001.

      Research and development expenses decreased approximately 36% to $1,564,616 during 2001, as compared to $2,434,125 for 2000. This decrease was the result of our reducing our research and development staff by an average of three individuals in 2001 as compared to 2000. This represents a decrease of 15% from 2000 average staffing levels. Additionally, we reduced contract labor and employment fees in 2001 by an aggregate of $449,291 as compared to 2000. This accounted for an 18% reduction in research and development costs. These decreases were possible as some major product development efforts were concluded.

      General and administrative expenses increased 1% to $3,074,255 during 2001, as compared to $3,039,456 for 2000. This minor increase was due to the following factors:

      - Insurance - increased by $60,225 in 2001 due to higher premiums experienced in 2001 as compared to 2000.

      - Building rent - increased by $50,473 in 2001 primarily due to expansion of leased space in 2001.

      - Stock compensation - decreased by $320,104 in 2001 due to three stock compensation amounts aggregating $398,750 becoming fully vested in 2000.

      - Legal and accounting fees - decreased by $132,475 in 2001 due to lower audit fees and less legal and accounting fees associated with SEC filings.

      - Stockholder meeting expenses - decreased by $64,505 because we did not hold a stockholders meeting in 2001.

The forgoing changes were generally offset by normal fluctuations in other recurring general and administrative expenses.

      In 2000 we issued options to purchase an aggregate of 12,185,382 shares of common stock to directors, officers and employees, of which an aggregate of 3,800,000 options to purchase common stock have exercise prices less than the market value at the date of grant. The aggregate excess of the market value as compared to the exercise price at the date of grant was deferred and is being amortized, as compensation expense, over the respective vesting periods. The amount amortized as compensation expense in 2001 and 2000 was $728,334 and $1,147,604, respectively. The amounts were expensed as follows:

                                                      2001               2000
                                                      ----               ----
Selling and marketing                              $   44,584         $  150,417
Research and development                               40,000             33,333
General and administrative                            643,750            963,854
                                                   ----------         ----------
                                                   $  728,334         $1,147,604
                                                   ==========         ==========

      Interest and Financing Expense

      Our interest and financing expense decreased to $182,560 during 2001, as compared to $3,863,615 for 2000. During 2000, we recorded $3,750,000 of interest expense in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The interest expense recorded relates to the convertible secured promissory notes payable and related warrants issued with a conversion price below the market price of our common stock at the date of issuance. No similar expense was incurred during 2001. Financing fees increased to $116,336 during 2001, as compared to $34,930 for 2000, due to additional working capital requirements.

      Other Net Income

      Other net income in 2001 decreased to $10,098, as compared to $64,298 in 2000. In 2000, we were able to invest in short-term interest-bearing investments using funds received from the private financing of $3,750,000 received in the first and second quarters of 2000, whereas in 2001, we did not have similar balances of excess cash to invest.

      Provision for Income Taxes

      As a result of operating losses for 2001 and 2000, we have not had a federal income tax obligation. During the year ended December 31, 2001, we incurred a net operating loss for federal tax purposes of approximately $5,304,803. No tax benefit has been recorded due to the uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The net operating loss carryover for the year ended December 31, 2001, will expire in 2016. We have aggregate net operating loss carry-forwards for federal tax purposes totaling approximately $25,115,000, which will expire between 2011and 2016.

      Net Loss

      For the year ended December 31, 2001, we incurred a net loss of $5,863,017 or $0.06 per share, as compared with a net loss of $10,193,130 or $0.13 per share for the year ended December 31, 2000.

      Capital Raised in 2001

      During 2001, we raised approximately $6,356,000 from the following sources:

      - We issued 2,990,670 shares of unregistered common stock under the Common Stock Purchase Agreement (see Liquidity and Capital Resources). These shares were sold in four transactions and raised $949,320 (net of commissions and escrow costs of $161,870) with a weighted average price per share of $0.3926.

      - We issued 13,328,055 shares of common stock upon exercise of previously issued options and warrants yielding proceeds of $2,667,143 with a weighted average price per share of $0.2001.

      - We issued 10,914,285 shares of unregistered common stock in connection with completed private placements yielding proceeds of $2,289,500 with a weighted average price per share of $0.2098.

      - We obtained proceeds aggregating $450,000 from short-term loans from BEM Capital Partners, Inc. and The Glebe Group (see Liquidity and Capital Resources).

      Potential Dilution

      The following chart demonstrates the potential dilution of our issued and outstanding common stock as of December 31, 2001.

Common stock issued                                                 128,586,361
Treasury stock                                                       (9,864,449)
                                                                    -----------
     Common stock outstanding as of
     December 31, 2001                                              118,721,912
Warrants                                                              1,152,143
Stock Options:
     Non-Employees                                                      350,000
     Directors, Officers and Employees                               17,145,670
Shares issuable if convertible secured
     promissory notes are converted in full                          20,000,000
                                                                    -----------

                                                                    157,369,725
                                                                    ===========

      Subsequent to December 31, 2001, we issued an aggregate of 15,990,519 shares of unregistered common stock in connection with completed private placements and the private equity line. In March 2002, we issued a three-year warrant to purchase 175,425 shares of common stock at $0.25 per share to Richard
A. Gray, Jr. for services rendered by Mr. Gray in connection with assisting us in raising capital. We also issued options to purchase an aggregate of 3,220,000 shares of common stock at prices ranging from $0.33 to $0.34 per share to one director and certain employees.

      Liquidity and Capital Resources

      For 2001, the net cash used in operating activities of $4,952,831 resulted from our net loss of $5,863,017, which included non-cash charges for depreciation, and amortization of $113,981 and charges for deferred stock compensation of $728,334. For 2000, the net cash used in operating activities of $5,096,684 resulted from our net loss of $10,193,130, which included non-cash charges for depreciation and amortization of $119,185, deferred stock compensation of $1,147,604 and non-cash interest expense associated with the beneficial conversion feature of convertible debt of $3,750,000.

      As of December 31, 2001, we had cash of $649,302 and $15,000 in outstanding accounts receivable, compared to cash of $242,254 and $15,000 in outstanding accounts receivable at December 31, 2000.

      As of December 31, 2001, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------

                                                          LESS THAN               AFTER 3
CONTRACTUAL OBLIGATIONS                       TOTAL         1 YEAR     1-3 YEARS   YEARS
-----------------------                      ----------    --------   ----------  --------
Long Term Debt                               $2,628,402    $118,763   $2,509,639  $     --

Capital Lease Obligations                         4,203       1,744        2,459        --

Operating Leases                                486,720     224,640      262,080        --
                                             ----------    --------   ----------  --------

Total Contractual Cash Obligations           $3,119,325    $345,147   $2,774,178  $     --
                                             ==========    ========   ==========  ========

      As of December 31, 2001, our outstanding obligations under notes payable totaled $2,628,402 as compared to $4,344,523 at December 31, 2000. Our outstanding obligations under notes payable as of December 31, 2001 and December 31, 2000 are summarized below.

                                Notes Payable                                              December 31, 2001    December 31, 2000
                                -------------                                              -----------------    -----------------
Note payable to Mercury Fund No. 1, Ltd. in the amount of $565,000, dated
December 1, 2000, with interest varying between 0% and 10%, due the earlier of
December 1, 2001 or upon the occurrence of a qualified financing transaction, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998, January 4 and 27, 1999 and
January 25, 2000. This note was repaid on June 22, 2001 upon Mercury's exercise of warrants, originally obtained with the issuance of the convertible secured promissory notes, to purchase 2,839,800 shares of common stock as the exercise
price consisted of conversion of this note plus cash in the amount of $2,960.                  $       --          $  565,000

Convertible secured promissory notes to Mercury Fund No. 1, Ltd. in the amount of $1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. Such
note is convertible at any time on the basis of one share of common stock for each $0.125 in principal amount of the note outstanding at the time of conversion. The note automatically converts into shares of common stock upon the earlier of either the closing of a sale of our common stock, preferred stock or issuance of debt with equity features in one or more related transactions in which we receive aggregate proceeds of at least $5,000,000, or the first trading day following a period of 90 consecutive trading days, during which the closing sale price of our common stock has been in excess of $1.25. In connection with this note, Mercury was issued warrants to purchase 2,839,800 shares of common stock. As of December 31, 2001, Mercury had converted $500,000 of this note into
4,000,000 shares of common stock and exercised all of its warrants.                             1,275,000           1,775,000

Convertible secured promissory notes to MT Partners, L.P. in the amount of
$1,975,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. Such
note is convertible at any time on the basis of one share of common stock for each $0.125 in principal amount of the note outstanding at the time of conversion. The note automatically converts into shares of common stock upon the earlier of either the closing of a sale of our common stock, preferred stock or issuance of debt with equity features in one or more related transactions in which we receive aggregate proceeds of at least $5,000,000, or the first trading day following a period of 90 consecutive trading days, during which the closing sale price of our common stock has been in excess of $1.25. In connection with this note, MT Partners was issued warrants to purchase 3,160,200 shares of common stock. As of December 31, 2001, MT Partners had converted $750,000 of
this note into 6,000,000 shares of common stock and exercised all of its warrants.              1,225,000           1,975,000

Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
III, L.P. as of January 2001) in the aggregate amount of $250,000, dated
December 4 and December 28, 1998 and January 4 and 27, 1999, bearing interest at
16% per annum, collateralized by all assets owned or thereafter acquired
Modified, extended and renewed February 1, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling
$31,000 with a final maturity of December 31, 1999. Modified, extended and renewed October 31, 1999 bearing interest at 16% per annum, repayable with monthly installments of principal and interest totaling $21,100 with a final maturity of December 31, 2000. In connection with the October 31, 1999 modification, the note holder was issued two-year warrants to purchase 100,000 shares of common stock at $0.01 per share and 100,000 shares of common stock at
$0.20 per share, exercised January 2000 and June 2001, respectively. Modified, extended and renewed January 26, 2001, so as to increase the outstanding loan amount to $250,000, bearing interest at 15% per annum, interest only payable monthly until May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at
$0.01 per share.  This warrant was exercised in March 2001.                                    $  108,777          $      958

Note payable to a former employee in the amount of $68,250, dated March 3,                         19,625              28,565
1998, bearing interest at 14%, payable in monthly installments of $1,000,                      ----------          ----------
due December 10, 2003.                                                                         $2,628,402          $4,344,523
                                                                                               ==========          ==========


      During the year ended December 31, 2001, we had net cash provided by financing activities of $5,438,832 consisting of $5,906,112 in connection with the issuance of common stock, and $450,000 in proceeds from short-term loans from BEM Capital Partners, Inc., as described above, and The Glebe Group, which note was issued and repaid in 2001. The cash proceeds were offset by $917,280 expended for the repayment of principal of notes payable and an obligation under a capital lease. During the year ended December 31, 2000, we had net cash provided by financing activities of $5,517,070, consisting of $3,750,000 in proceeds from the long-term loans from Mercury Fund No. 1, Ltd. and MT Partners, L.P., and proceeds from a note payable in the amount of $565,000 from Mercury Fund No. 1, Ltd., as described above, and $2,177,108 in connection with the issuance of common stock. The cash proceeds were offset by $975,038 expended for the repayment of principal of notes payable and an obligation under a capital lease.

      On March 27, 2001, we entered into a Common Stock Purchase Agreement with Ironhead Investments, Inc. establishing a private equity line of credit. Ironhead has committed to purchase from us approximately 30,000,000 shares of common stock for a maximum of up to $20,000,000 over a twenty-month period. The number of shares issuable by us and the price per share to be paid by Ironhead are dependent upon a defined trading volume of our common stock and a defined average trading price (net of a 6% discount). We have reserved 30,000,000 shares of common stock for possible issuance under the private equity line of credit. During 2001, we raised net proceeds of $949,320 under this arrangement through the sale of 2,990,670 shares of common stock at a weighted average price per share of $0.3926.

      In connection with the private equity line of credit, Ironhead and GKN Securities were issued five-year warrants to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $0.42 per share. We engaged GKN as an agent to facilitate this transaction. GKN will also receive a 5% placement fee for each draw under the equity line of credit.

      We are prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable us to issue additional shares to Ironhead without violating this condition.

      We had substantial operating losses during the year ended December 31, 2001 and the prior three years. While we have experienced certain periods of profitability since inception, we have sustained substantial losses in recent years. For the years ended December 31, 2001, 2000 and 1999, we incurred net losses of $5,863,017, $10,193,130 and $4,184,078, respectively. At December 31,
2001, we had an accumulated deficit of $27,694,334.

      We may raise additional capital to fund expanded sales and marketing efforts and other normal operating costs. We may need additional capital over the next 12 months to further develop and aggressively market our new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

      - internal technological developments and those of our technology and marketing associates, including Intel, IBM, Dell, Compaq and Hewlett-Packard;

      - the continued and accelerated movement of the IT industry to low TCO platforms;

      - the successful introduction and acceptance of Intel's(R)64-bit chips, Itanium(TM) and McKinley;

      -     rapid and wide-spread adoption of automated migration technology;

      - further development and protection of our proprietary software products and services;

      - expansion of our marketing program and market acceptance of our products and services;

      -     capacity to further identify us as a provider of migration products;

      - our ability to control increases in expenses associated with sales growth and other costs;

      -     the availability of substantial additional funding; and

      - our ability to attract and maintain a skilled and cohesive management group.

      Our continued existence and plans for future growth are dependent, in part, upon our ability to obtain the capital necessary to operate, primarily through the generation of revenue and supplemented through the issuance of additional debt or equity. If we are not able to generate sufficient revenues and cash flows in the near term or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of independent auditors on our financial statements provided elsewhere in this report, our recurring losses, negative cash flow from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Subsequent to December 31, 2001, we have completed private placements of 13,954,000 shares of unregistered common stock yielding proceeds of $3,488,500, issued 873,000 shares of common stock upon exercise of options and warrants yielding proceeds of $174,600 and issued 2,036,519 shares of common stock in connection with the private equity line yielding net proceeds of $615,500 net of commissions and escrow costs. As a result of these transactions, we believe that funds will be available to meet our obligations for at least twelve months from the date of our most recent balance sheet. Beyond that, in the event we are unable to obtain additional capital from either profitable operations or capital sources, we may be forced to significantly reduce or discontinue our current operations.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required to be filed under this Item are enclosed as pages F-1 to F-24 located elsewhere in this report. See "Index to Consolidated Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

      The following table sets forth certain information with respect to our directors and executive officers:

               NAME               AGE                    POSITION
       -----------------------    ---    --------------------------------------------
       William B. Patton, Jr.     66     Chairman of the Board
       Kevin C. Howe              53     Director
       W. Curtis Overstreet       56     Director and Chief Executive Officer
       T. Ulrich Brechbuhl        38     Director, President, Chief Financial Officer
                                         and Secretary
       Rick J. Johnson            43     Chief Operating Officer
       Richard A. Gray, Jr.       53     Director
       Drew R. Johnson            33     Director

      Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualify.

      WILLIAM B. PATTON, JR. has been a director and Chairman of the Board since February 2002. He currently serves as a director of Site of Care Systems and Transnational Computer Technology and sits on the advisory boards of Centor and CraniaMania. Mr. Patton also serves as the non-executive Chairman of the Board of Transnational Computer Technology. All of the forgoing boards are of computer and software related high technology companies. Additionally, he serves on two not-for-profit boards, including the University of California at Irvine and the University of Missouri at Rolla and he is a limited partner of ARCH Venture Partners, a venture capital firm specializing in seed and second round investments in the computer and related high technology fields.

      Prior to his retirement in November of 1997, Mr. Patton served as Chairman of MicroOptical Devices, one of the world's leading developers of vertical cavity surface emitting laser technology. Prior to joining MicroOptical Devices in 1996, Mr. Patton was an elected officer, Senior Vice President and Chairman of the Federal System Group and one of the three members of the Office of President of Unisys Corporation, reporting to the Chairman.

      KEVIN C. HOWE has been a director since January 2000 and served as Chairman of the Board through January 2002. From May 1991 until December 31, 2000, Mr. Howe was President of Sage U.S., Inc., a business software publisher. Since March 1999, Mr. Howe has been the general partner and manager of Mercury Ventures, Ltd., a venture capital firm in Dallas, Texas. Mr. Howe also serves on the board of directors of The Sage Group plc, a publicly traded accounting software publisher in the United Kingdom.

      W. CURTIS OVERSTREET has served as Chief Executive Officer and as a director since April 1997 and served as President from April 1997 through October 2000. From October 1994 to March 1997, Mr. Overstreet was Regional Vice President for Software AG, Americas, based in Dallas, Texas.

      T. ULRICH BRECHBUHL has been a director since February 2002. He has served as Chief Financial Officer and Board Secretary since March 1, 2000 and President since the fourth quarter of 2000. From 1997 until joining MigraTEC, Mr. Brechbuhl was Chief Financial Officer and a founding partner of Thayer Aerospace, L.L.C., a Wichita, Kansas-based manufacturer of precision-machined parts for the aerospace industry. He continues to serve as an executive board member for Thayer. Prior to joining Thayer, Mr. Brechbuhl worked as a consultant and manager with Bain & Company, Inc. in Boston, Massachusetts and Dallas, Texas, for four years, where he focused on high technology and aerospace industries.

      RICK J. JOHNSON has served as Chief Operating Officer since July 1997, and served as Board Secretary from July 1997 to March 1998. From 1995 to July 1997, Mr. Johnson was with Software AG, Americas, based in Dallas, Texas, where he served as Director of Operations Support - Integrated Business Solutions, Director of Applications Solutions and Business Manager - West U.S. Area.

      RICHARD A. GRAY, JR. has served as a director since April 1998. Since 1985, he has been President and owner of Gray & Company Realtors, Inc., a commercial real estate brokerage and developer in U.S. and Asian markets based in Dallas, Texas.

      DREW R. JOHNSON has served as a director since January 2000. He has been a principal of Cardinal Investment Company, an investment firm in Dallas, Texas, since 1997. Prior to joining Cardinal, Mr. Johnson was employed with the consulting firm of McKinsey & Company.

      No family relationships exist among our directors and executive officers.

      No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer, promoter or control person.

Significant Employees

      R. WESLEY BLAIR has served as Vice President of Sales and Marketing since January 2002. Prior to joining MigraTEC, Mr. Blair was a Senior Manager with Bain & Company, Inc. in Dallas, Texas, where he focused on technology growth strategies and turnarounds. From 1996 until 1999, Mr. Blair served as an officer of Amtran, Inc., a public leisure travel holding company based in Indianapolis, Indiana, where his roles included corporate strategy, sales and marketing, and divisional general management.

      ALAN LARSON, Vice President of Professional Services, joined the company in March 2001. Mr. Larson brings over 20 years of experience in the management and delivery of information systems. Prior to joining MigraTEC, Mr. Larson held professional services and other senior management positions at companies including Sybase, Inc. from 1993 to 1997, EMC Corporation from 1997 to 1998, Siebel Systems, Inc. in 1998, EXE Technologies, Inc. from 1998 to 1999, Interworld Corporation from 1999 to 2000 and Objectspace, Inc. from 2000 to 2001.

      SHELDON TRAVIS, Vice President of Research, has been with the company since 1995. He has also held senior engineering positions (for both software and hardware) with a variety of companies including Xerox, Adobe and Sprint, and has degrees in both Electrical Engineering and Computer Sciences.

      SIMON MAK, Vice President of Business Development, joined us in July 2000. From 1998 to 2001, Mr. Mak was the Chief Executive Officer of Protarget.com, Inc., an online portal providing e-services that target dentists. In 1998, Mr. Mak also served as Vice President of Sales and Marketing for Horizon Media, Inc., a startup publisher of business intelligence on the Asia/Pacific region. From 1995 to 1996, Mr. Mak worked as an independent consultant.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than 10% of our outstanding common stock file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Officers, directors and stockholders who own more than 10% of our outstanding common stock are required by the SEC to furnish us with copies of all Section 16(a) reports they file.

      To our knowledge, based on a review of reports and information furnished to us by those persons who were directors, executive officers and/or the beneficial holders of 10% or more of our common stock at any time during the fiscal year ended December 31, 2001 and upon representations from such persons, we believe that all stock ownership reports required to be filed under section 16(a) by such reporting persons during 2001 were timely made, except as follows:

      - Richard A. Gray failed to file on a timely basis three Form 4s reporting four transactions in 1999 and one Form 4 reporting one transaction in 2000. Such transactions were reported on one Form 4 filed in March 2002.

      - W. Curtis Overstreet failed to file on a timely basis two Form 4s reporting three transactions. Such transactions were reported on Form 4s filed in June and September 2001.

      - Tom H. Cabe failed to file on a timely basis seven Form 4s reporting approximately eight transactions in 2001.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

      During the years ended December 31, 2001, and 2000, an aggregate of $80,000 and $82,500, respectively, was earned by directors for serving on the board of directors. Directors who are not officers or employees of MigraTEC received $10,000 annually, or $2,500 per fiscal quarter, while serving on the board. Kevin Howe received $60,000 annually, or $15,000 per fiscal quarter, while serving as Chairman of the board. Directors were also reimbursed for out-of-pocket expenses incurred in attending board and committee meetings. In 2002, William B. Patton, Jr. received $8,000 and an option to purchase 1,000,000 shares of common stock at an exercise price of $0.33 per share as our new Chairman of the board.

Executive Compensation

      The following table sets forth the total compensation paid or accrued by us for the three years ended December 31, 2001 on behalf of each of our executive officers.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                -------------------                            ----------------------
                                                                           OTHER ANNUAL     SECURITIES           ALL OTHER
          NAME AND                              Salary         Bonus       COMPENSATION     UNDERLYING         COMPENSATION
     PRINCIPAL POSITION                Year       ($)           ($)            ($)          OPTIONS (#)             ($)
     ------------------                ----    --------        -----       ------------    ------------        -------------
W. Curtis Overstreet                   2001    $140,200         -0-        $19,800(1)          -0-                  -0-
      Chief Executive Officer          2000     127,500         -0-        $18,150(1)      3,000,000(2)             -0-
                                       1999     140,000         -0-            -0-             -0-                  -0-

T. Ulrich Brechbuhl                    2001     145,000         -0-            -0-             -0-                  -0-
      President, Chief Financial       2000     123,333         -0-            -0-         3,500,000(2)             -0-
      Officer and Secretary(3)         1999       -0-           -0-            -0-             -0-                  -0-

Rick J. Johnson                        2001     135,000         -0-            -0-             -0-                  -0-
     Chief Operating Officer           2000     128,917         -0-            -0-          937,500(2)              -0-
                                       1999     117,000         -0-            -0-             -0-                  -0-

----------

(1) Housing allowance paid directly to Chelsea Homes, Inc. on behalf of Mr. Overstreet.

(2)   Options to purchase shares of our common stock granted in 2000.

(3)   Mr. Brechbuhl joined MigraTEC in March 2000.

      The following table sets forth information with respect to stock options exercised and held by our executive officers as of December 31, 2001. The closing bid price for our common stock on December 31, 2001 was $0.33.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                         VALUES

                                                                     NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                   SHARES        VALUE                 OPTIONS AT FY-END       IN-THE-MONEY OPTIONS AT
                                  ACQUIRED     REALIZED                  EXERCISABLE /           FY-END EXERCISABLE /
NAME AND PRINCIPAL POSITION      ON EXERCISE      ($)                  UNEXERCISABLE (#)          UNEXERCISABLE ($)
---------------------------      -----------   --------              ---------------------     -----------------------
W. Curtis Overstreet
      Chief Executive Officer     275,000 (1)   $ 40,000(1)          1,375,000 / 1,625,000       $125,000 / $152,500

T. Ulrich Brechbuhl
      President, Chief Financial
      Officer and Secretary          -0-            -0-              1,266,667 / 2,233,333       $106,333 / $212,667

Rick J. Johnson
     Chief Operating Officer         -0-            -0-                866,667 / 520,833          $94,333 / $47,292

----------

(1)   On April 1, 2001, August 2, 2001, August 27, 2001 and December 6, 2001,
      Mr. Overstreet transferred options to acquire 450,000, 1,750,000, 250,000, and 25,000 shares of our common stock, respectively, to certain individuals in exchange for releases from prior obligations. An aggregate of 275,000 shares of our common stock were acquired through the exercise of certain of these options in September 2001, November 2001 and December 2001. The value realized is the difference between the fair market value of the securities underlying the options on the date of exercise and the exercise price of the options.

Employment Agreements with Executive Officers

      We entered into an employment agreement with W. Curtis Overstreet, our Chief Executive Officer, dated April 10, 1997, which provides for an annual base salary ($140,200 at December 31, 2001) and incentives for salary increases and bonuses to be determined by and subject to the discretion of our Board.

      We entered into an employment agreement with Rick Johnson, our Chief Operating Officer, dated July 1, 1997, providing for an annual base salary ($135,000 at December 31, 2001) and incentives for salary increases and bonuses to be determined by and subject to the discretion of our Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of common stock for each person who is known by us to be the beneficial owner of more than five percent of our voting securities, for each director and named executive officer, and for all directors and executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

      All information is as of March 25, 2002. As of such date, 131,338,431 shares of our common stock were issued and outstanding. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of March 25, 2002 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

                                                         AMOUNT AND NATURE
                                                          OF BENEFICIAL
        NAME AND ADDRESS (1)                                 OWNERSHIP           PERCENT OF CLASS
        --------------------                                 ---------           ----------------
        W. Curtis Overstreet                                1,750,000(2)              1.31%
        T. Ulrich Brechbuhl                                 1,369,167(3)              1.03%
        Rick J. Johnson                                     1,068,333(4)                  *
        Richard Gray, Jr.                                   3,145,000(5)              2.38%
        Kevin C. Howe                                      15,414,800(6)             10.89%
        Drew R. Johnson                                             0                     *
        William B. Patton, Jr.                                312,500(7)                  *
        Thomas H. Cabe                                      7,984,000(8)              6.08%
        Mercury Fund No. 1, Ltd.                           15,414,800(6)             10.89%
        MT Partners L.P.                                   14,038,700(9)              9.95%
        Marshall Payne                                     14,038,700(9)              9.95%
        Directors and Executive Officers as a Group        23,059,800                15.72%

----------
*  Less than 1%

(1) The business address for Messrs. Overstreet, Brechbuhl and R. Johnson is 11494 Luna Road, Suite 100, Farmers Branch, Texas 75234. The address for Mr. Patton is 4217 Loma Rosada, El Paso, Texas 79934. The business address for Mr. Gray is 2611 Cedar Springs, Dallas, Texas 75201. The business address for Mr. Howe and Mercury Fund No. 1, Ltd. is 2707 Hibernia St., Dallas, Texas 75204. The business address for Mr. Payne, Mr. Drew Johnson and MT Partners, L.P. is 500 Crescent Court, Suite 250, Dallas, Texas 75201. The business address for Thomas H. Cabe is 5114 Yolanda Lane, Dallas, Texas 75229.

(2) These shares are issuable to Mr. Overstreet upon the exercise of outstanding stock options.

(3) Includes 1,366,667 shares issuable to Mr. Brechbuhl upon the exercise of outstanding stock options.

(4) Includes 970,833 shares issuable to Mr. R. Johnson upon the exercise of outstanding stock options.

(5) Includes 750,000 shares issuable to Mr. Gray upon the exercise of outstanding stock options, 100,000 shares held Mr. Gray's spouse and 100,000 shares held by the Gray Family Trust, of which Mr. Gray is the trustee.

(6) Includes 10,200,000 shares issuable to Mercury Fund No. 1, Ltd. upon the conversion of a note. Mr. Howe exercises voting control over these shares on behalf of the general partner of Mercury Fund No. 1, Ltd.

(7)   These shares are issuable to Mr. Patton upon the exercise of options.

(8) Includes 2,000,000 shares held by Phoenix Energy Companies, Inc. Mr. Cabe is the President of Phoenix Energy Companies, Inc. and exercises voting control over these shares.

(9) Includes 9,800,000 shares issuable to MT Partners, L.P. upon the conversion of a note. Mr. Payne exercises voting control over these shares on behalf of the general partner of MT Partners, L.P.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1999, Deane Watson, a former director who resigned in November 2001, loaned us $25,000 at an interest rate of 10% and received a warrant to purchase 50,000 shares of our common stock at $0.01 per share. Mr. Watson exercised these warrants in February 1999 and the loan was repaid in February 2000.

      During 1999 and 2000, Mark Myers, a former executive officer of MigraTEC who resigned in January 2000, received warrants to purchase an aggregate of 7,000 shares of our common stock at a price of $.01 per share as compensation for consulting services. He exercised these warrants in January 2000.

      Kevin Howe, the Company's Chairman through January 2002, and Drew Johnson joined our board of directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. and MT Partners, L.P., respectively, in connection with the initial tranche of funding in a three-stage $3,750,000 investment in the company, completed May 1, 2000. As a result of this investment, Mercury and MT Partners each received convertible promissory notes and warrants convertible into an aggregate of up to 17,039,800 and 18,960,200 shares of our common stock, respectively. The notes are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. The warrants are exercisable at $0.20 per share and expire in increments of 2,000,000 shares on January 25, 2005, March 31, 2005 and May 1, 2005. As of December 31, 2001, Mercury had converted $500,000 of its convertible promissory note into 4,000,000 shares of our common stock, exercised warrants to purchase 2,839,800 shares of our common stock, and sold 1,625,000 shares of our common stock and MT Partners had converted $750,000 of its convertible promissory note into 6,000,000 shares of our common stock, exercised warrants to purchase 3,160,200 shares of our common stock and sold 4,921,500 shares of our common stock. As of December 31, 2001, Mercury and MT Partners each held convertible promissory notes convertible into an aggregate of up to 10,200,000 and 9,800,000 shares of the Company's common stock, respectively, and no warrants.

      In connection with the investments described above, we entered into a security agreement with Mercury and MT Partners. Under the terms of the security agreement, we pledged all of our assets as of the date of the agreement and those assets acquired after the date of the agreement as collateral for the convertible promissory notes, subject to the collateral rights of BEM Capital Partners, Inc. under notes dated December 4 and 28, 1998 and January 4 and 27, 1999. Mercury and MT Partners will have rights to the collateral if we fail to repay the amounts due under the notes when due and payable for 30 days, we fail to abide by the terms of the security agreement for 30 days or we become bankrupt or insolvent.

      We also entered into a shareholders' agreement with Mercury, MT Partners, Curtis Overstreet, Joseph Meredith and Rick Johnson, pursuant to which the parties agreed to vote their shares of common stock so as to effectuate the election of Mr. Drew Johnson and Mr. Howe to our board of directors. The shareholders' agreement restricts the parties' transfer of our common stock and provides MT Partners and Mercury with a right of first refusal for private transfers of our common stock. In addition, the agreement requires the approval of at least 70% of our board of directors for any of the following corporate actions:

      - permitting authorization of additional series or classes of shares of any capital stock resulting in dilution greater than 10% when compared to our fully diluted common stock equivalent position as of January 25, 2000;

      -     disposing of all or substantially all of our properties or assets;

      - merging where such transaction involves greater than 20% of our market capitalization;

      -     voluntarily dissolving, liquidating or partially liquidating;

      -     incurring additional debt in excess of $250,000;

      -     incurring any single capital expenditure in excess of $150,000;

      - declaring or paying any dividend with respect to any of our capital stock;

      -     purchasing any of our capital stock;

      - amending the employment contracts or making material changes to the compensation or severance amounts of certain of our officers;

      - amending, altering or repealing our Certificate of Incorporation or Bylaws; or

      -     entering into contracts with any of our affiliates.

      Pursuant to the shareholder's agreement, William B. Patton, Jr., our current Chairman, serves as a designee of Mercury and MT Partners.

      In a separate transaction occurring in December 2000, Mercury loaned us $565,000 with an interest rate that varies between 0% and 10%. Under the terms of the agreement, we pledged all of our assets as of the date of the agreement and those acquired after the date of the agreement as collateral, subject to the collateral rights of notes dated December 4 and 28, 1998, January 4 and 27, 1999 and January 25, 2000. The principal of this note was repaid on June 22, 2001 upon Mercury's exercise of warrants, originally obtained with the issuance of the convertible secured promissory notes, to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus cash in the amount of $2,960. Accrued interest of $14,419 due to Mercury under this note was renewed as a note with an interest rate of 4 1/2% maturing December 22, 2001. This note and its accrued interest were repaid in December 2001.

      In March 2002, we issued a three-year warrant to purchase 175,425 shares of common stock at $0.25 per share to Richard A. Gray, Jr., one of our directors, for services rendered by Mr. Gray in connection with assisting us in raising capital.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The exhibits required to be furnished pursuant to this Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is hereby incorporated herein by reference.

(b)   Reports on Form 8-K

      We did not file any reports on Form 8-K during the quarterly period ended December 31, 2001.

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints T. Ulrich Brechbuhl his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below, any amendment to this Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2002.

                                   MIGRATEC, INC.


                                   By: /s/ T. ULRICH BRECHBUHL
                                       -------------------------------------
                                       T. Ulrich Brechbuhl
                                       President and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

By: /s/ William B. Patton, JR.   Chairman of the Board    Dated: March  29, 2002
        ----------------------
        William B. Patton, Jr.

By:  /s/ W. CURTIS OVERSTREET    Chief Executive Officer  Dated: March 29, 2002
        ----------------------   and Director (Principal
         W. Curtis Overstreet    Executive Officer)

By:  /s/ T. ULRICH BRECHBUHL     President, Chief         Dated: March 29, 2002
        ----------------------   Financial Officer,
         T. Ulrich Brechbuhl     Secretary, Director
                                 (Principal
                                 Financial and
                                 Accounting Officer)

By:  /s/ KEVIN C. HOWE            Director                Dated: March 29, 2002
        ----------------------
         Kevin C. Howe

By:  /s/ RICHARD A. GRAY, JR.    Director                 Dated: March 29, 2002
        ----------------------
         Richard A. Gray, Jr.

By:  /s/ DREW R. JOHNSON         Director                 Dated: March 29, 2002
        ----------------------
         Drew R. Johnson

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

         Consolidated Statements of Operations                   F-4

         Consolidated Statements of Stockholders' Deficit        F-5

         Consolidated Statements of Cash Flows                   F-6

         Notes to Consolidated Financial Statements              F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors MigraTEC, Inc.

We have audited the accompanying consolidated balance sheets of MigraTEC, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MigraTEC, Inc. and subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flows from operations, and net capital deficiency, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


                                                     /s/ ERNST & YOUNG LLP
                                                     ---------------------
                                                     ERNST & YOUNG LLP

Dallas, Texas
March  1, 2002

                          MIGRATEC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                           ----------------------------
                                                                               2001            2000
                                                                           ------------    ------------
ASSETS
CURRENT ASSETS
       Cash                                                                $    649,302    $    242,254
       Accounts receivable                                                       15,000          15,000
       Other current assets                                                      73,206          77,313
                                                                           ------------    ------------
            Total current assets                                                737,508         334,567

PROPERTY AND EQUIPMENT, NET                                                     145,381         154,132

OTHER ASSETS
     Capitalized  software costs, net of amortization of $90,352
           and $65,280 in 2001 and 2000, respectively                               465          26,742
     Other assets                                                                 7,756           7,756
                                                                           ------------    ------------
           Total other assets                                                     8,221          34,498
                                                                           ------------    ------------
           Total Assets                                                    $    891,110    $    523,197
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
       Current portion of long-term debt and notes payable                 $    118,763    $    574,643
       Accounts payable                                                         305,663         297,778
       Accrued expenses                                                         157,388         179,345
       Deferred income                                                               --          55,500
       Obligation under capital leases                                            1,744           1,159
                                                                           ------------    ------------
            Total current liabilities                                           583,558       1,108,425

LONG-TERM LIABILITIES
       Long-term portion of notes payable                                     2,509,639       3,769,880
       Long-term portion of obligation under capital leases                       2,459           4,203
                                                                           ------------    ------------
            Total long-term liabilities                                       2,512,098       3,774,083
                                                                           ------------    ------------
            Total liabilities                                                 3,095,656       4,882,508

MINORITY INTEREST                                                                (3,752)         (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock 50,000,000 shares authorized;
           $0.001 par value; none issued or outstanding
       Common stock $0.001 par value; 200,000,000
           shares authorized; 128,586,361 and 91,353,074
           shares issued at December 31, 2001 and 2000, respectively;
           118,721,912 and 81,488,625 shares outstanding at December 31,
           2001 and 2000, respectively                                          128,586          91,353
       Additional paid-in capital                                            27,911,907      20,989,692
       Deferred stock compensation                                             (769,062)     (1,827,396)
       Treasury stock, at cost (9,864,449 shares in 2001 and 2000)           (1,777,891)     (1,777,891)
       Accumulated deficit                                                  (27,694,334)    (21,831,317)
                                                                           ------------    ------------
            Total stockholders' deficit                                      (2,200,794)     (4,355,559)
                                                                           ------------    ------------

            Total Liabilities and Stockholders' Deficit                    $    891,110    $    523,197
                                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                              2001            2000
                                                         -------------    ------------
REVENUES
 Consulting services                                     $     206,833    $    189,067
 Software maintenance fees                                       2,167          12,433
                                                         -------------    ------------
     TOTAL REVENUES                                            209,000         201,500
                                                         -------------    ------------

COSTS AND EXPENSES
 Cost of revenues                                              104,242          50,173
 Selling and marketing                                       1,156,442       1,071,559
 Research and development                                    1,564,616       2,434,125
 General and administrative                                  3,074,255       3,039,456
                                                         -------------    ------------
     TOTAL COSTS AND EXPENSES                                5,899,555       6,595,313
                                                         -------------    ------------

LOSS FROM OPERATIONS                                        (5,690,555)     (6,393,813)
 Other income (expense)
     Interest and financing expense                           (182,560)     (3,863,615)
     Other income, net                                          10,098          64,298
                                                         -------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                             (172,462)     (3,799,317)
                                                         -------------    ------------

NET LOSS                                                 $  (5,863,017)   $(10,193,130)
                                                         =============    ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)            $       (0.06)   $      (0.13)
                                                         =============    ============

WEIGHTED AVERAGE COMMON SHARES
     ISSUED AND OUTSTANDING (BASIC AND DILUTED)            103,676,530      79,249,917
                                                         =============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2001 and 2000

                                                COMMON                                         DEFERRED
                                                STOCK          COMMON         ADDITIONAL        STOCK
                                               (SHARES)     STOCK AMOUNT   PAID-IN CAPITAL   COMPENSATION
                                               --------     ------------   ---------------   ------------
Balance at January 1, 2000                    78,660,189    $  9,912,535     $  2,261,472     $        --

Issuance of stock in connection with
private placements for cash                    2,451,000         306,375               --              --

Issuance of stock in connection with
exercise of options and warrants              10,241,885       1,822,498           48,235              --

Change in par value of common stock                   --     (11,950,055)      11,950,055              --

Deferred stock compensation                           --              --        2,975,000      (2,975,000)

Deferred stock compensation expense                   --              --               --       1,147,604

Issuance of warrants for financing fees               --              --            4,930              --

Expense associated with beneficial
conversion feature of convertible debt                --              --        3,750,000              --

Net loss                                              --              --               --              --
                                             -----------    ------------     ------------     -----------
Balance at December 31, 2000                  91,353,074          91,353       20,989,692      (1,827,396)

Issuance of stock in connection with
private placements for cash                   10,914,285          10,914        2,278,586              --

Issuance of stock in connection with
private equity line                            2,990,670           2,991          946,329              --

Issuance of stock in connection with
exercise of options and warrants              13,328,055          13,328        2,653,815              --

Modification of EAI Partners, Inc.
options                                               --              --           84,000              --

Issuance of stock in connection with
conversion of debt to equity                  10,000,000          10,000        1,240,000              --

Issuance of options for services rendered             --              --           17,000              --

Deferred stock compensation expense                   --              --               --         728,334

Deferred stock compensation forfeited                 --              --         (330,000)        330,000

Issuance of warrants for financing fees               --              --           32,336              --

Issuance of stock to employees under the
Employee Stock Purchase Plan -
shares matched by employer                           277              --              149              --

Net loss                                              --              --               --              --
                                             -----------    ------------     ------------     -----------
Balance at December 31, 2001                 128,586,361    $    128,586     $ 27,911,907     $  (769,062)
                                             ===========    ============     ============     ===========

                                               TREASURY
                                                STOCK          TREASURY        ACCUMU-
                                               (SHARES)      STOCK AMOUNT    LATED DEFICIT        TOTAL
                                               --------      ------------    -------------        -----
Balance at January 1, 2000                    (9,864,449)    $(1,777,891)    $(11,638,187)    $ (1,242,071)

Issuance of stock in connection with
private placements for cash                           --              --               --          306,375

Issuance of stock in connection with
exercise of options and warrants                      --              --               --        1,870,733

Change in par value of common stock                   --              --               --               --

Deferred stock compensation                           --              --               --               --

Deferred stock compensation expense                   --              --               --        1,147,604

Issuance of warrants for financing fees               --              --               --            4,930

Expense associated with beneficial
conversion feature of convertible debt                --              --               --        3,750,000

Net loss                                              --              --      (10,193,130)     (10,193,130)
                                              ----------     -----------     ------------     ------------
Balance at December 31, 2000                  (9,864,449)     (1,777,891)     (21,831,317)      (4,355,559)

Issuance of stock in connection with
private placements for cash                           --              --               --        2,289,500

Issuance of stock in connection with
private equity line                                   --              --               --          949,320

Issuance of stock in connection with
exercise of options and warrants                      --              --               --        2,667,143

Modification of EAI Partners, Inc.
options                                               --              --               --           84,000

Issuance of stock in connection with
conversion of debt to equity                          --              --               --        1,250,000

Issuance of options for services rendered             --              --               --           17,000

Deferred stock compensation expense                   --              --               --          728,334

Deferred stock compensation forfeited                 --              --               --               --

Issuance of warrants for financing fees               --              --               --           32,336

Issuance of stock to employees under the
Employee Stock Purchase Plan -
shares matched by employer                            --              --               --              149

Net loss                                              --              --       (5,863,017)      (5,863,017)
                                              ----------     -----------     ------------     ------------
Balance at December 31, 2001                  (9,864,449)    $(1,777,891)    $(27,694,334)    $ (2,200,794)
                                              ==========     ===========     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                            ----------------------------
                                                                                               2001             2000
                                                                                            -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $(5,863,017)    $(10,193,130)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                             113,981          119,185
      Deferred stock compensation                                                               728,334        1,147,604
      Interest expense associated with beneficial conversion feature of convertible debt             --        3,750,000
      (Gain) loss on sale and disposal of assets                                                     --            1,252
      Warrants issued for financing fees                                                         32,336            4,930
      Modification of EAI Partners, Inc. options                                                 84,000               --
      Common stock options issued for services                                                   17,000               --
      Amortization of discount on notes payable                                                      --           20,797
      Change in assets and liabilities:
               Decrease in accounts receivable                                                       --          145,700
               (Increase) decrease in other current assets                                        4,107          (49,097)
               Decrease in deferred financing costs                                                  --           30,000
               Decrease in other assets                                                              --           13,792
               Increase (decrease) in accounts payable                                            7,885         (145,761)
               Increase (decrease) in accrued expenses                                          (21,957)          14,544
               Increase (decrease) in deferred income                                           (55,500)          43,500
                                                                                            -----------     ------------

      Net cash (used by) operating activities                                                (4,952,831)      (5,096,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                        (78,953)        (177,527)
     (Increase) in capitalized software costs                                                        --           (2,022)
                                                                                            -----------     ------------
     Net cash (used in) investing activities                                                    (78,953)        (179,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                                450,000        4,315,000
     Proceeds from issuance of common stock                                                   5,906,112        2,177,108
     Payments under obligations of capital lease                                                 (1,159)          (1,848)
     Repayment of notes payable                                                                (916,121)        (973,190)
                                                                                            -----------     ------------
     Net cash provided by financing activities                                                5,438,832        5,517,070
                                                                                            -----------     ------------
     Net increase (decrease) in cash                                                            407,048          240,837

Cash - beginning                                                                                242,254            1,417
                                                                                            -----------     ------------
Cash - ending                                                                               $   649,302     $    242,254
                                                                                            ===========     ============

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                                          $    47,133     $    124,103
                                                                                            ===========     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of stock upon conversion of debt to equity                                    $ 1,250,000     $         --
                                                                                            ===========     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation, is a developer and provider of software technology and expertise that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating and hardware systems.

Beginning in 1999, MigraTEC redirected its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32-bit to 64-bit operating systems and associated hardware and development of automated solutions for cross-platform migrations. The majority of MigraTEC's efforts in 2001 and 2000 were related to research and development activities.

MigraTEC provides migration services and consulting to customers. MigraTEC also intends to license its software solutions to "end users" for their own internal migration projects, and to systems integrators and large service providers to perform outsourced projects for their own customers.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MigraTEC and One Up, Ltd., collectively referred to as the "Company." Intercompany transactions and balances have been eliminated in consolidation.

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

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in 2001 and 2000 was $26,277 and $27,780, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include accounts receivable and accounts payable, for which the carrying amounts approximate fair value.

COSTS OF SOFTWARE DEVELOPED FOR SALE

The Company expenses or capitalizes development costs of software to be sold in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.

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

Consulting services are provided under time and materials contracts and agreed upon fee arrangements. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer. Consulting services revenues in 2001 and 2000 include revenue related to a multiple elements agreement between the Company and Dell for which revenue is recognized pro rata over the contract term.

Revenues from software licenses and software maintenance and support services are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition."

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

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

The effect of stock options and warrants that aggregated 18,647,813 and 31,029,143 shares as of December 31, 2001 and 2000, respectively, would be anti-dilutive due to the Company's losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 4 are converted in full, an additional 20,000,000 shares of the Company's common stock would be outstanding as of December 31, 2001.

POTENTIAL DILUTION

The following chart demonstrates the potential dilution of our issued and outstanding common stock as of December 31, 2001.

Common stock issued                             128,586,361
Treasury stock                                   (9,864,449)
                                                -----------
     Common stock outstanding as of
     December 31, 2001                          118,721,912
Warrants                                          1,152,143
Stock Options:
     Non-Employees                                  350,000
     Directors, Officers and Employees           17,145,670
Shares issuable if convertible secured
     promissory notes are converted in full      20,000,000
                                                -----------

                                                157,369,725
                                                ===========

Subsequent to December 31, 2001, the Company issued an aggregate of 15,990,519 shares of unregistered common stock in connection with completed private placements discussed in Note 13 and the private equity line discussed in Note
11. The Company issued a three-year warrant to purchase 175,425 shares of common stock at $0.25 per share to Richard A. Gray, Jr. for services rendered in connection with assisting us in raising capital. We also issued options to purchase an aggregate of 3,220,000 shares of common stock at prices ranging from $0.33 to $0.34 per share to one director and certain employees.

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

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Such excess is deferred and amortized as compensation expense over the respective vesting periods, which are principally 36 months. See Note 11 regarding the pro forma net loss per common share information as required by the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not anticipate that SFAS Nos. 141 and 142 will have a significant impact on the Company's financial statements when adopted on January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, for a disposal of a segment of a business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that adoption of SFAS No. 144 will have a significant impact on our financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $5,863,017 and used cash in operations of $4,952,831 for the year ended December 31, 2001. In addition, at December 31, 2001, the Company had a net stockholder's deficit of $2,200,794. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. Management believes the Company will successfully complete its plan to raise additional capital in 2002 and that funds will be available to meet the Company's obligations for at least the next 12 months (see Note 13). If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

In 2001, the Company raised $2,289,500 in private equity transactions and has received $2,667,143 from the exercise of options and warrants. In addition, the Company entered into a private equity line of credit on March 27, 2001, pursuant to which the Company can draw down, under certain conditions, up to $20,000,000 over a 20 month period, of which the Company has drawn $949,320 (net of commissions and escrow costs of $161,870) as of December 31, 2001 (see Note 11). The Company plans to raise additional capital in

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

2002 to fund expanded sales and marketing as well as development efforts and continued operations (see Note 13). There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2001 and 2000:

                                                          2001           2000
                                                       ---------      ---------
Furniture and equipment                                $ 915,471      $ 859,089
Equipment under capital lease                              7,069          7,069
Leasehold improvements                                    44,612         22,041
                                                       ---------      ---------
                                                         967,152        888,199
Less accumulated depreciation and amortization          (821,771)      (734,067)
                                                       ---------      ---------
                                                       $ 145,381      $ 154,132
                                                       =========      =========

Depreciation expense for the years ended December 31, 2001 and 2000, was $74,400 and $68,076, respectively. Amortization expense for equipment under capital lease and leasehold improvements was $13,304 and $23,530 for the years ended December 31, 2001 and 2000, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 4. NOTES PAYABLE

Notes payable at December 31, 2001 and 2000, include the following:

                                                                 2001              2000
                                                             -----------       -----------
Note payable to Mercury Fund No. 1, Ltd. in the amount
of $565,000 dated December 1, 2000, with interest
varying between 0% and 10%, due the earlier of December
1, 2001 or upon the occurrence of a qualified financing
transaction, collateralized by all assets owned or
thereafter acquired, subject to collateral rights of
notes dated December 4 and 28, 1998, January 4 and 27,
1999 and January 25, 2000 This note was repaid on June
22, 2001 upon the exercise of Mercury's warrants,
originally obtained with the issuance of the
convertible secured promissory notes, to purchase
2,839,800 shares of common stock as the exercise price
consisted of conversion of this note plus cash in the
amount of $2,960                                             $        --       $   565,000

Convertible secured promissory notes to Mercury Fund
No. 1, Ltd. in the amount of $1,775,000, dated January
25, 2000, without interest, due January 24, 2003,
collateralized by all assets owned or thereafter
acquired, subject to collateral rights of notes dated
December 4 and 28, 1998 and January 4 and 27, 1999. A
portion of this note was converted into shares of
common stock as more fully described below                     1,275,000         1,775,000

Convertible secured promissory notes to MT Partners,
L.P. in the amount of $1,975,000, dated January 25,
2000, without interest, due January 24, 2003,
collateralized by all assets owned or thereafter
acquired to collateral rights of notes dated December 4
and 28, 1998 and January 4 and 27, 1999. A portion of
this note was converted into shares of common stock as
more full described below                                      1,225,000         1,975,000

Notes payable to BEM Capital Partners, Inc. (assignee
of MJ Capital Partners III, L.P. as of January 2001) in
the aggregate amount of $250,000, dated December 4 and
December 28, 1998 and January 4 and 27, 1999, bearing
interest at 16% per annum, collateralized by all assets
owned or thereafter acquired. Modified, extended and
renewed February 1, 1999 bearing interest at 16% per
annum, repayable with monthly installments of principal
and interest totaling $31,000 with a final maturity of
December 31, 1999. Modified, extended and renewed
October 31, 1999 bearing interest at 16% per annum,
repayable with monthly installments of principal and
interest totaling $21,100 with a final maturity of
December 31, 2000. In connection with the October 31,
1999 modification, the note holder was issued two-year
warrants to purchase of 100,000 shares of common stock
at $0.01 per share and 100,000 shares of common stock
at $0.20 per share, exercised January 2000 and June
2001, respectively. Modified, extended and renewed
January 26, 2001, so as to increase the outstanding
loan amount to $250,000, bearing interest at 15% per
annum, interest only payable monthly until May 1, 2001
Thereafter payable with monthly installments of
principal and interest totaling $22,565 with a final
maturity of May 1, 2002. In connection with the January
26, 2001 modification, the note holder was issued a
one-year warrant to purchase 40,000 shares of common
stock at $0.01 per share. This warrant was exercised in
March 2001                                                       108,777               958

Note payable to a former employee in the amount of
$68,250, dated March 3, 1998, bearing interest at 14%,
payable in monthly installments of $1,000, due
December 10, 2003                                                 19,625            28,565
                                                             -----------       -----------

             Total outstanding                               $ 2,628,402       $ 4,344,523
             Less current portion                               (118,763)         (574,643)
                                                             -----------       -----------
             Long-term portion                               $ 2,509,639       $ 3,769,880
                                                             ===========       ===========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

A summary of future maturities is as follows:

             YEAR ENDING DECEMBER 31,
             ------------------------
                        2002              $  118,763
                        2003               2,509,639
                                          ----------
                                          $2,628,402
                                          ==========

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

Pursuant to the Agreement, the Company issued to the Investors warrants to purchase up to an aggregate of 6,000,000 shares of common stock. All of such warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.20 per share. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices were below the market price of the common stock at the date of issuance. As a result, the Company recorded $2,500,000 and $1,250,000 of interest expense during the quarters ended March 31, 2000 and June 30, 2000, respectively, in accordance with Emerging Issues Task Force Pronouncement Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In 2001, Mercury Fund and MT Partners converted $500,000 and $750,000, respectively, of these notes into an aggregate of 10,000,000 shares of common stock and exercised all of their warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2001 and 2000:

                                       2001          2000
                                    ---------     ---------
Interest                            $   1,577     $   5,333
Legal and professional                 38,240        25,797
Salaries and employee benefits         78,086       110,516
Deferred rent                          35,044        37,274
Other                                   4,441           425
                                    ---------     ---------
                                    $ 157,388     $ 179,345
                                    =========     =========

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) for the years ended December 31, 2001 and 2000 consisted of the following:

                                       2001         2000
                                    ---------     ---------
Interest income                     $  10,098     $  65,365
Miscellaneous income                       --           185
Loss on sale of assets                     --        (1,252)
                                    ---------     ---------
                                    $  10,098     $  64,298
                                    =========     =========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 7. INCOME TAXES

As of December 31, 2001 and 2000, temporary differences that give rise to deferred income tax assets and liabilities are as follows:

                                                       2001              2000
                                                   -----------       -----------
Deferred income tax assets
  Benefit of net operating losses                  $ 8,538,966       $ 6,735,333
  Deferred stock compensation                          637,819           390,185
  Issuance of options - settlement with EAI            240,210           240,210
  Expense associated with restructure of debt           85,846            85,846
  Depreciation                                          91,574            78,662
  Accrued vacation, severance and bonuses               19,542            31,145
  Deferred software revenues                                --            18,870
  Deferred rent expense                                 11,915            12,673
  Other                                                 17,108            12,578
                                                   -----------       -----------
                                                     9,642,980         7,605,502
                                                   -----------       -----------

Deferred income tax liabilities
  Abandonment of property and equipment                (53,586)          (53,586)
  Warrants issued for financing fees                        --           (35,025)
  Other                                                    (99)              (71)
                                                   -----------       -----------
                                                       (53,685)          (88,682)
                                                   -----------       -----------
  Valuation allowance                               (9,589,295)       (7,516,820)
                                                   -----------       -----------
  Net deferred income tax asset (liability)        $        --       $        --
                                                   ===========       ===========

The net deferred tax asset has been fully reserved due to the uncertainty of generating future taxable income during the carry forward period. The valuation allowance increased by $2,072,475 from December 31, 2000 to December 31, 2001.

The Company's income tax expense (benefit) for the years ended December 31, 2001 and 2000, differed from the statutory federal tax rate as follows:

                                                                2001              2000
                                                            -----------       -----------
Statutory rate applied to loss before income taxes          $(1,993,426)      $(3,465,664)
Permanent differences between financial and tax
  losses
   Interest expense associated with beneficial
            conversion feature of convertible debt                   --         1,275,000
   Expense from exercise of non-qualified
            stock options                                       (83,128)       (1,506,974)
   Other                                                          4,079            20,526
Increase in valuation allowance                               2,072,475         3,677,112
                                                            -----------       -----------
Income tax expense (benefit)                                $        --       $        --
                                                            ===========       ===========

Net operating losses generated through December 31, 2001, eligible to be carried forward to future years of approximately $25,115,000 will expire between 2011 and 2016.

NOTE 8. RELATED PARTY TRANSACTIONS

Mr. Kevin Howe, the Company's Chairman through January 2002, and Mr. Drew Johnson joined the Company's board of directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. and MT Partners, L.P., respectively, in connection with the initial tranche of funding of a three-stage $3,750,000 investment in the Company, completed May 1, 2000. The notes related to the funding are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase 2,839,800 and 3,160,200 shares of common stock, respectively, at an exercise price of $0.20 per share. As of December 31, 2001, Mercury had converted $500,000 of its convertible promissory note into 4,000,000 shares of common stock, exercised warrants to purchase 2,839,800 shares of common stock and sold 1,625,000 shares of common stock. MT Partners had converted $750,000 of its convertible promissory note into 6,000,000 shares of common stock, exercised warrants to purchase 3,160,200 shares of common stock and sold 4,921,500 shares of common stock.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

As a result of this investment, at December 31, 2001, Mercury and MT Partners each hold convertible promissory notes convertible into an aggregate of up to 10,200,000 and 9,800,000 shares of the Company's common stock, respectively.

In December 2000, Mercury loaned the Company $565,000 with an interest rate that varied between 0% and 10%. The principal of this note was repaid on June 22, 2001 upon Mercury's exercise of warrants, originally obtained with the issuance of the convertible secured promissory notes, to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus cash in the amount of $2,960. Accrued interest of $14,419 due to Mercury under this note was renewed as a new note with an interest rate of 4 1/2% maturing December 22, 2001. This note and its accrued interest were repaid in December 2001.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $16,977 until August 2001 and $18,720 thereafter. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of December 31, 2001.

          Year ending December 31,           Amount
          ------------------------           ------
                    2002                    $224,640
                    2003                     224,640
                    2004                      37,440
                                            --------
                                            $486,720
                                            ========

Total rent expense in 2001 and 2000 was $213,571 and $163,098, respectively.

On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for business and personal property taxes (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for Carrol ISD in the amount of $89,853, which included interest and court costs.

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

NOTE 10. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Accounts receivable which aggregated $15,000 as of December 31, 2001, have been subsequently collected. The Company's accounts receivables are unsecured.

For the years ended December 31, 2001 and 2000, significant customers accounted for the percentages of the Company's total revenues as indicated below:

                                 2001      2000
                                 ----      ----
Dell Products, LP                  52%       83%
Pivotech Systems, Inc.             24        --
Microsoft Corporation              12        --
Labtec, Inc.                        7        --
Unisys Corporation                  4        --
Centura Software Corporation       --        11
Federal Express                     1         6
                                  ---       ---
                                  100%      100%
                                  ===       ===

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 11. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 128,586,361 and 91,353,074 shares were issued at December 31, 2001 and 2000, respectively. As discussed below, the Company reincorporated in Delaware in August 2000 and, in connection with the reincorporation, established a par value of $0.001 per common share. Accordingly, the Board of Directors authorized the stated capital of the Company to be adjusted to reflect this new par value, with a corresponding adjustment to additional paid-in capital.

On June 23, 2000, the Company held its Annual Stockholders' Meeting, at which the stockholders approved reincorporation in Delaware and the creation of blank check preferred stock. The reincorporation was completed in August 2000. As a result, the Company's Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion without further stockholder approval. The preferred stock authorized under the Company's previous Florida Articles of Incorporation, none of which was outstanding at the time of reincorporation, was cancelled at the time of reincorporation.

ISSUANCES OF COMMON STOCK

Private Placements

During 2001, the Company completed private placements of 10,914,285 shares of unregistered common stock with a weighted average price per share of $0.2098. During 2000, the Company completed private placements of 2,451,000 shares of unregistered common stock at a price of $0.125 per share. In connection with these private placements, the Company issued two-year warrants to purchase a total of 490,200 unregistered shares of common stock at $0.20 per share. As of December 2001, warrants to purchase 407,000 shares of common stock of the original 490,200 remain unexercised.

Private Equity Line

On March 27, 2001 the Company and Ironhead Investments Inc. entered into a Common Stock Purchase Agreement establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to a maximum of approximately 30,000,000 shares of common stock for up to $20,000,000 over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and defined average trading price (net of a 6% discount). The Company has reserved 30,000,000 shares of common stock for possible issuance under the equity line of credit. During 2001, the Company sold 2,990,670 shares of common stock under the Stock Purchase Agreement with a weighted average price per share of $0.3926.

In connection with the equity line of credit, Ironhead and GKN Securities were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. None of these warrants have been exercised as of December 31, 2001. The Company engaged GKN as a sales agent to facilitate this transaction. GKN will also receive a 5% placement fee for each draw under the equity line of credit.

The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

Conversion of Debt to Equity

During 2001, the Company issued 10,000,000 shares of common stock at $0.125 per share from conversion of convertible debt aggregating $1,250,000 in accordance with the provisions of the convertible debt agreement dated January 25, 2000 (see Note 4).

Exercise Of Options and Warrants

During 2001 and 2000, the Company issued 13,328,055 and 10,241,885 shares of common stock, respectively, upon exercise of options and warrants yielding proceeds of $2,667,143 and $1,870,733, respectively.

Financing fees of $18,976 were recorded in connection with the issuance of a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This warrant was issued as a condition of the modification of a note payable in January 2001 and was exercised in March 2001.

During 2001, the Company agreed to modify the exercise price for 4,000,000 options previously issued to EAI Partners, Inc. 2,000,000 of which expired on May 13, 2001 with the remainder expiring on November 12, 2001. The effect of the modification was a reduction of the option exercise price by approximately $0.02 per option share. The Company recorded financing fees of $84,000 in connection with these modifications. These options were exercised in 2001.

Financing fees aggregating $13,360 were recorded in connection with the issuance of two six-month warrants to purchase an aggregate of 40,000 shares of common stock at $0.01 per share. These warrants were issued as a condition of the extension of a note payable in May 2001 and subsequent renewal and modification of this note in September 2001. Both warrants were exercised in 2001.

Employee Stock Purchase Plan

During 2001, the Company issued 277 shares of common stock representing the employer's match of shares purchased by employees under the Company's Employee Stock Purchase Plan.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

WARRANTS

A summary of warrants outstanding as of December 31, 2001 and 2000 is as follows:

                                                                                 2001           2000
                                                                              ---------      ---------
Warrants for purchase of 2,335,900 shares at $0.20 per
share, issued in connection with private placements of
unregistered common stock in 1999, expiring between
March and December 2001                                                              --      1,974,200

Warrants for purchase of 1,000,000 shares at $0.10 per
share, issued in connection with the private placement of
unregistered common stock in September 1998, expiring
September 2001                                                                       --        100,000

Warrants for purchase of 2,147,750 shares of common stock at
$0.20 per share, issued in connection with the private
placement of common stock in March 1998, expiring July 2001                          --        185,750

Warrants for purchase of 3,178,591 shares of common stock at
$0.20 per share, issued in connection with Senior Secured
Promissory Notes, expiring July 2001,
as modified in 1999                                                                  --        142,858

Warrants for purchase of 927,650 shares of common stock at
$0.01 to $0.20 per share, issued in connection with short
term borrowings in 1999, expiring between October and
December 2001                                                                        --        100,000

Warrants issued for purchase of 6,000,000 shares of common
stock at $0.20 per share, issued in connection with
convertible notes payable in January 2000, expiring equally
in January 2005, March 2005 and April 2005                                           --      6,000,000

Warrants for purchase of 95,143 shares of common stock at $0.35 per share, issued in connection with private placements of unregistered
common stock in 2001, expiring December 23, 2004                                 95,143             --

Warrants for purchase of 650,000 shares of common stock at $0.42 per share, issued in connection with private equity line of credit,
expiring March 2006                                                             650,000             --

Warrants for purchase of 490,200 shares of common stock at
$0.20 per share, issued in connection with January 2000
private placement of common stock, expiring January 2002                        407,000        438,200
                                                                              ---------      ---------

Total                                                                         1,152,143      8,941,008
                                                                              =========      =========

Warrant activity is summarized as follows:

                                                             WARRANT PRICE
                                                       -------------------------
                                                       WEIGHTED
                                       WARRANTS         AVERAGE         TOTAL
                                       ---------       ---------     -----------
Outstanding at December 31, 1999       8,931,891       $  0.1851     $ 1,653,045
     Granted                           6,507,200          0.1995       1,298,210
     Exercised                        (6,498,083)        (0.1805)     (1,173,053)
                                       ---------       ---------     -----------
Outstanding at December 31, 2000       8,941,008          0.1989       1,778,202
     Granted                             825,143          0.3722         307,100
     Exercised                        (8,019,579)        (0.1969)     (1,578,716)
     Forfeited                          (594,429)        (0.2000)       (118,886)
                                       ---------       ---------     -----------
Outstanding at December 31, 2001       1,152,143       $  0.3365     $   387,700
                                       =========       =========     ===========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

STOCK OPTIONS GRANTED TO NON-EMPLOYEES

A summary of stock options granted to non-employees outstanding as of December 31, 2001 and 2000 is as follows:

                                                                                   2001          2000
                                                                                 -------      ---------
Granted August 1999 to EAI Partners, Inc. to purchase 5,902,614 shares of
   common stock, expiring between May 2001 and November 2001                          --      4,000,000

Granted September 1997 to one individual for services rendered, exercisable
   at $0.70 per share, expiring December 2002                                    240,000        240,000

Granted April 2001 to five individuals for services rendered, exercisable
   at $0.38 per share, expiring April 2004                                        50,000             --

Granted July 1999 to one individual for services rendered, exercisable at $0.20 per share vesting at rate of 7,500 per month through July 2001, expiring July 2002.  Agreement canceled February 2000 at which time
   60,000 shares were vested, expiring February 2002                              60,000         60,000
                                                                                 -------      ---------

Total                                                                            350,000      4,300,000
                                                                                 =======      =========

Stock options granted to non-employees are summarized as follows:

                                                            OPTION PRICE
                                                       -------------------------
                                                       WEIGHTED
                                        OPTIONS         AVERAGE         TOTAL
                                       ---------       ---------     -----------
Outstanding at December 31, 1999       5,685,281       $  0.2160     $ 1,228,121
       Forfeited                        (120,000)        (0.2000)        (24,000)
       Exercised                      (1,265,281)        (0.1771)       (224,121)
                                       ---------       ---------     -----------
Outstanding at December 31, 2000       4,300,000          0.2279         980,000
       Granted                            50,000          0.3800          19,000
       Exercised                      (4,000,000)        (0.2000)       (800,000)
                                       ---------       ---------     -----------
Outstanding at December 31, 2001         350,000       $  0.5686     $   199,000
                                       =========       =========     ===========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

STOCK OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In 1997, the Company established a stock option plan ("1997 Plan"); however, the 1997 Plan was not approved by the Company's stockholders within the time specified and was terminated in 1999. Outstanding options issued pursuant to the 1997 Plan were canceled in 1999. Substantially all of the cancelled 1997 Plan options were reissued under the 1999 Plan at the then current fair market value. In accordance with FASB Interpretation No. 44, these modified grants are accounted for as variable from the date of modification until the options are exercised, forfeited or expire unexercised. No additional compensation expense was recorded in 2001 or 2000 related to these options. At December 31, 2001, there were 338,178 options accounted for as variable.

In 1999, the Company adopted a new stock option plan, the 1999 Stock Option Plan ("1999 Plan"). Under the terms of the 1999 Plan, the Company could grant up to 2,000,000 shares of the Company's common stock. The 1999 Plan was not approved by the Company's stockholders within one year of adoption by the Company's Board of Directors, thereby converting options, granted under the 1999 Plan to non-qualified options for federal income tax purposes. All terms of the options remained unchanged.

In January 2000, the Company's Board of Directors approved, subject to the stockholders' approval, the MigraTEC, Inc. Long-Term Incentive Plan ("2000 Plan"), which provides for the issuance of up to 7,000,000 shares of the Company's common stock in the form of stock options, dividend equivalent rights or restricted share awards to Company directors, officers, employees and consultants. The 2000 Plan was approved at the Company's Annual Stockholders' meeting held June 23, 2000.

In December 2000, the Company's Board of Directors approved, subject to the stockholders' approval, an additional 7,000,000 shares of the Company's common stock for issuance under the 2000 Plan. The additional shares were not submitted for approval to the Company's stockholders within one year of approval by the Company's Board of Directors, thereby converting these options to non-qualified options for federal income tax purposes.

The Company has issued stock options to employees, officers and directors as summarized in the table below:

                                                             OPTION PRICE
                                                        -------------------------
                                                        WEIGHTED
                                        OPTIONS          AVERAGE         TOTAL
                                       ----------       ---------     -----------
Outstanding at December 31, 1999        8,514,209       $  0.2007     $ 1,708,754
      Granted                          12,185,382          0.4300       5,239,692
      Forfeited                          (432,935)        (0.4270)       (184,842)
      Exercised                        (2,478,521)        (0.2014)       (499,273)
                                       ----------       ---------     -----------
Outstanding at December 31, 2000       17,788,135          0.3522       6,264,331
      Granted                           2,483,899          0.3651         906,769
      Forfeited                        (1,817,888)        (0.5851)     (1,063,642)
      Exercised                        (1,308,476)        (0.2021)       (264,427)
                                       ----------       ---------     -----------
Outstanding at December 31, 2001       17,145,670       $  0.3408     $ 5,843,031
                                       ==========       =========     ===========

Employee options, which aggregate 599,318, expire between August 2003 and through December 2004. Expiration of the remaining options, which aggregate 16,546,352, is summarized below:

                                    OFFICERS
                                       AND
EXPIRATION                          DIRECTORS       EMPLOYEES          TOTAL
----------                          ----------      ---------       ----------
48 months after termination of       4,060,000              --       4,060,000
   employment or directorship
April 2004                             100,000              --         100,000
January 2010 to September 2011       7,912,500       4,473,852      12,386,352
                                    ----------       ---------      ----------
                                    12,072,500       4,473,852      16,546,352
                                    ==========       =========      ==========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying an aggregate of 3,800,000 options to purchase common stock granted in 2000. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. During 2001, as a result of individuals no longer being employed by the Company, deferred stock compensation in the aggregate amount of $330,000 was forfeited for an aggregate of 540,000 options to purchase common stock which were granted in 2000. The amount forfeited is reflected as reduction of deferred stock compensation and additional paid-in capital. Stock compensation expense charged to operations was $728,334 and $1,147,604 for the years ended December 2001 and 2000, respectively.

Substantially all other options issued to directors, officers and employees were issued with exercise prices equal to fair value. Fair value for all options issued is generally the trading price at the date of issuance. Had compensation cost for the Company's stock options been determined consistent with SFAS No. 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:


                                                            YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                           2001                 2000
                                                       ------------         ------------
Net income (loss)
     As reported                                       $ (5,863,017)        $(10,193,130)
                                                       ============         ============
     Pro forma                                         $ (6,831,124)        $(11,220,879)
                                                       ============         ============
Net income (loss) per common share
(basic and diluted)
     As reported                                       $      (0.06)        $      (0.13)
                                                       ============         ============
     Pro forma                                         $      (0.07)        $      (0.14)
                                                       ============         ============

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards made prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 2001: dividend yield of 0%, volatility of 160%, risk free interest rate estimated as ranging from 3.4% to 4.8% with an expected life of 3 years. The following assumptions were used for grants in 2000: dividend yield of 0%, volatility range of 122% to 155%, risk free interest rate estimated as 6.3% with an expected life of 3 to 4 years.

The fair value of each option grant given to both employees and non-employees is estimated on the date of grant using the Black-Scholes method option-pricing model. The weighted average fair value of the option granted under this model when fair value equaled the exercise price was $0.31 and $0.59 per option, respectively, for the years ended December 31, 2001 and 2000.

The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

The following summarizes information about options and warrants granted to employees, officers, directors and non-employees outstanding at December 31, 2001:

                                      OUTSTANDING OPTIONS AND WARRANTS                     OPTIONS AND WARRANTS EXERCISABLE
                                      --------------------------------                     --------------------------------
                                               WEIGHTED AVERAGE          WEIGHTED                           WEIGHTED AVERAGE
       RANGE OF                NUMBER             REMAINING              AVERAGE          NUMBER              EXERCISABLE
    EXERCISE PRICES          OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE    EXERCISABLE               PRICE
-------------------------    ------------      ----------------       --------------    -----------         ----------------
Employees
  $0.1719 to $2.625             5,073,170           8.202 years          $0.4867          1,967,222               $0.4857
Officers and Directors
  $0.20 to $0.75               12,072,500           N/A                  $0.2795          7,693,333               $0.2606
Non-Employees-options
  $0.20 to $0.70                  350,000           1.041 years          $0.5686            350,000               $0.5686
Non-Employees-warrants
  $0.20 to $0.42                1,152,143           2.644 years          $0.3365          1,152,143               $0.3365
                               ----------                                                ----------
                               18,647,813                                                11,162,698
                               ==========                                                ==========

TOTAL OPTIONS AND WARRANTS OUTSTANDING AT DECEMBER 31, 2001

At December 31, 2001, the Company had options and warrants outstanding for the purchase of shares of common stock as follows:

            Warrants                                       1,152,143
            Stock Options:
                Non-Employees                                350,000
                Directors, Officers and
                Employees                                 17,145,670
                                                          ----------
            Total                                         18,647,813
                                                          ==========

All of the warrants and non-employee stock options are vested and exercisable as of December 31, 2001.

COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS

The Company has recorded compensation expense in 2001 and 2000 for all options and warrants issued to non-employees. Such compensation expense was determined using the Black-Scholes method option-pricing model, using assumptions consistent with those noted above.

NOTE 12. EMPLOYEE SAVINGS PLAN

Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan (the "Plan") for its employees. The Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made for the years ended December 31, 2001 and 2000. Participants are 100% vested in the portion of the Plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 13. SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company issued 873,000 shares of common stock upon exercise of options and warrants, yielding proceeds of $174,600 and completed private placements of 13,954,000 shares of unregistered common stock with a weighted average price per share of $0.25. The Company issued a three-year warrant to purchase 175,425 shares of common stock at $0.25 per share to Richard A. Gray, Jr. for services rendered by Mr. Gray in connection with assisting the Company in raising capital. We also issued options to purchase an aggregate of 3,220,000 shares of common stock at prices ranging from $0.33 to $0.34 per share to one director and certain employees.

In connection with the private equity line discussed in Note 11, the Company issued 2,036,519 shares of common stock at a weighted average price per share of $0.3192, yielding proceeds of $615,500 net of commissions and escrow costs.

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

   4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File
            No. 333-44946).

   10.1 Employment Agreement between MigraTEC, Inc. and W. Curtis Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit
            10.3 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

   10.2     Employment Agreement between MigraTEC, Inc. and Rick Johnson, dated
            July 1, 1997 (incorporated herein by reference to Exhibit 10.5 to
            Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

   10.3     Stock Option Agreement between MigraTEC, Inc. and EAI Partners,
            Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File
            No. 333-44946).

   10.4     MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated
            (incorporated herein by reference to Exhibit 99.1 to MigraTEC's Form
            S-8 filed November 6, 2000, File No. 333-49398).

   10.5     Form of Stock Option Agreement pursuant to the MigraTEC, Inc.
            Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC's Form S-8 filed
            November 6, 2000, File No. 333-49398).

   10.6     Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and
            Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
            000-28220).

   10.7     Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd.
            (incorporated herein by reference to Exhibit 4.2 to MigraTEC's Form
            10-KSB for the year ended December 31, 1999 filed April 14, 2000,
            File No. 000-28220).

   10.8     $1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to
            MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

   10.9     $1,775,000 Convertible Secured Promissory Note by MigraTEC to
            Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.11 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
            000-28220).

   10.10    Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and
            Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.12 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
            000-28220).

   10.11    Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P.,
            Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed
            April 14, 2000, File No. 000-28220).

   10.12    Registration Rights Agreement between MigraTEC, Inc. and MT
            Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25,
            2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed
            April 14, 2000, File No. 000-28220).

   10.13    Form of Director Indemnification Agreement between MigraTEC, Inc.
            and each of Kevin C. Howe, Drew R. Johnson, W. Curtis Overstreet and
            Richard A. Gray, Jr. dated as of January 25, 2000 and each of
            William B. Patton, Jr. and T. Ulrich Brechbuhl, dated as of January
            29, 2002 and February 11, 2002, respectively (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

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

   10.19    Lease Modification Agreement Number One between MigraTEC, Inc. and
            Charter Crown Plaza Partners, L.P., dated November 16, 2000
            (incorporated herein by reference to Exhibit 10.21 to MigraTEC's
            Form 10-KSB for the year ended December 31, 2000 filed March 22,
            2001, File No. 000-28220).

   10.20    $565,000 Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1,
            Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.22 to MigraTEC's Form 10-KSB for the year ended
            December 31, 2000 filed March 22, 2001, File No. 000-28220).

   10.21    Security Agreement between MigraTEC, Inc. and Mercury Fund No. 1,
            Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.23 to MigraTEC's Form 10-KSB for the year ended
            December 31, 2000 filed March 22, 2001, File No. 000-28220).

   10.22    Stock Option Amendment Agreement between MigraTEC, Inc. and EAI
            Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

   10.23 Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated January
            26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed
            March 22, 2001, File No. 000-28220).

   10.24    Assignment and Assumption Agreement between MJ Capital Partners III,
            L.P. and BEM Capital Partners, L.P., dated January 26, 2001
            (incorporated herein by reference to Exhibit 10.26 to MigraTEC's
            Form 10-KSB for the year ended December 31, 2000 filed March 22,
            2001, File No. 000-28220).

   10.25 Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001
            (incorporated herein by reference to Exhibit 10.27 to MigraTEC's
            Form 10-KSB for the year ended December 31, 2000 filed March 22,
            2001, File No. 000-28220).

   10.26 Form of Stock Purchase Warrant to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001,
            File No. 333-57830).

   10.27 Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

   10.28    Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead
            Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

   10.29    Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc. and
            Epstein Becker & Green, P.C., dated as of March 27, 2001
            (incorporated herein by reference to Exhibit 10.31 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No.
            333-57830).

   10.30    Registration Rights Agreement between MigraTEC, Inc. and Ironhead
            Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

   11.1     Statement re: Computations of Net Loss per Share (filed herewith).

   21.1 Subsidiary of MigraTEC, Inc. (incorporated herein by reference to Exhibit 21.1 to MigraTEC's Form 10-KSB for the year ended December
            31, 1999 filed April 14, 2000, File No. 000-28220).

   23.1     Consent of Independent Auditors (filed herewith).

   23.2 Consent of the Aberdeen Group, Inc. (incorporated herein by reference to Exhibit 23.3 to MigraTEC's Pre-Effective Amendment No.
            1 to registration statement on Form SB-2 filed May 21, 2001, File
            No. 333-57830).

   24.1     Power of Attorney (included in the signature page of this report).

   99.1 An Executive White Paper by the Aberdeen Group, Inc. (incorporated herein by reference to Exhibit 99.1 to MigraTEC's Pre-Effective
            Amendment No. 1 to registration statement on Form SB-2 filed May 21,
            2001, File No. 333-57830).