Form 10-Q
period 2002-03-31
MIGRATEC INC
filed 2002-05-15
CIK 850599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                        COMMISSION FILE NUMBER: 000-28220

                                 MIGRATEC, INC.
           (Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                               65-0125664
      (State or other jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

          11494 LUNA ROAD, SUITE 100, FARMERS BRANCH, TEXAS 75234-9421
               (Address of Principal Executive Offices; Zip Code)

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

        The number of shares outstanding of each of the issuer's classes of common equity as of May 14, 2002:

               Title of Class                 Number of Shares Outstanding
               --------------                 ----------------------------
   Common Stock, $0.001 par value per share            158,954,431


    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS                                                            1

             Consolidated Condensed Balance Sheets at March 31, 2002 (unaudited)
             and December 31, 2001                                                           1

             Consolidated Condensed Statements of Operations for the three months
             ended  March 31, 2002 and 2001 (unaudited)                                      2

             Consolidated Condensed Statement of Stockholders' Deficit for the three
             months ended March 31, 2002 (unaudited)                                         2

             Consolidated Condensed Statements of Cash Flows for the three months
             ended March 31, 2002 and 2001 (unaudited)                                       4

             Notes to Consolidated Condensed Financial Statements (unaudited)                5

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                             16

PART II - OTHER INFORMATION                                                                  25

    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                        25

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 MARCH 31, 2002      DECEMBER 31, 2001
                                                                                 --------------      -----------------
                                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
         Cash                                                                       $2,738,528               $649,302
         Accounts receivable                                                                --                 15,000
         Other current assets                                                           44,783                 73,206
                                                                                  ------------           ------------
                Total current assets                                                 2,783,311                737,508

PROPERTY AND EQUIPMENT, NET                                                            135,183                145,381

OTHER ASSETS                                                                             7,888                  8,221
                                                                                  ------------           ------------

                Total Assets                                                        $2,926,382               $891,110
                                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Current portion of long-term debt and notes payable                           $54,686               $118,763
         Accounts payable                                                              236,238                305,663
         Accrued expenses                                                              349,180                157,388
         Obligation under capital lease                                                  1,723                  1,744
                                                                                         -----                  -----
                Total current liabilities                                              641,827                583,558

LONG-TERM LIABILITIES
         Long-term portion of notes payable                                          2,506,929              2,509,639
         Long-term portion of obligation under capital lease                            10,764                  2,459
                                                                                  ------------           ------------
                Total long-term liabilities                                          2,517,693              2,512,098
                                                                                  ------------           ------------
                Total Liabilities                                                    3,159,520              3,095,656

MINORITY INTEREST                                                                      (3,752)                (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
         Preferred stock 50,000,000 shares authorized; $0.001 par
              value; none issued or outstanding
         Common stock $0.001 par value; 200,000,000 shares authorized;
              131,985,431 and 128,586,361 shares issued at March 31, 2002 and
              December 31, 2001, respectively; 131,985,431 and 118,721,912 shares outstanding at March 31, 2002 and December 31, 2001,
              respectively.                                                            131,985                128,586
         Additional paid-in capital                                                 29,502,617             27,911,907
         Deferred stock compensation                                                 (598,125)              (769,062)
         Treasury stock, at cost (9,864,449 shares in 2001)                                 --            (1,777,891)
         Accumulated deficit                                                      (29,265,863)           (27,694,334)
                                                                                  ------------           ------------
                                                                                     (229,386)            (2,200,794)
                                                                                  ------------           ------------
                Total stockholders' deficit                                         $2,926,382               $891,110
                                                                                  ============           ============
                Total Liabilities and Stockholders' Deficit



        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                        2002                2001
                                                   -------------       -------------
REVENUES

    Consulting services                             $         --        $     93,333
    Software maintenance fees                                 --                 650
                                                   -------------       -------------
          Total Revenues                                      --              93,983

COSTS AND EXPENSES
    Selling and marketing                                483,091             456,235
    Research and development                             255,267             531,097
    General and administrative                           831,642             906,279
                                                   -------------       -------------
          Total costs and expenses                     1,570,000           1,893,611

LOSS FROM OPERATIONS                                  (1,570,000)         (1,799,628)
    Other income (expense)
        Interest and financing expense                    (4,034)            (71,898)
        Other income, net                                  2,505                 585
                                                   -------------       -------------
          Total other income (expense)                    (1,529)            (71,313)
                                                   -------------       -------------

          Net loss                                 $  (1,571,529)      $  (1,870,941)
                                                   =============       =============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
                                                   $       (0.01)      $       (0.02)
                                                   =============       =============

WEIGHTED AVERAGE COMMON SHARES
     ISSUED AND OUTSTANDING (BASIC AND
     DILUTED)                                        121,566,761          88,311,958
                                                   =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 2002

                                                                 DEFERRED
                          COMMON       COMMON      ADDITIONAL     STOCK        TREASURY     TREASURY      ACCUMU-
                          STOCK        STOCK        PAID-IN      COMPEN-        STOCK        STOCK        LATED
                         (SHARES)      AMOUNT       CAPITAL       SATION       (SHARES)      AMOUNT       DEFICIT       TOTAL
                       ------------  ----------  ------------  ----------  ------------  ------------  ------------  ------------
Balance at
  January 1, 2002       128,586,361  $  128,586  $ 27,911,907  $ (769,062)   (9,864,449) $ (1,777,891) $(27,694,334) $ (2,200,794)

Issuance of stock in
  connection with
   private placements
   for cash              10,354,000      10,354     2,571,546          --            --            --            --     2,581,900

Issuance of stock in
  connection with
  private equity line     2,036,519       2,036       613,464          --            --            --            --       615,500

Issuance of stock in
   connection with
    exercise of options
    and warrants            873,000         873       173,727          --            --            --            --       174,600

Deferred stock
  compensation expense           --          --            --     170,937            --            --            --       170,937

Retirement of
  treasury stock         (9,864,449)     (9,864)   (1,768,027)         --     9,864,449     1,777,891            --            --

Net loss                         --          --            --          --            --            --    (1,571,529)   (1,571,529)
                       ------------  ----------  ------------  ----------  ------------  ------------  ------------  ------------
Balance at
  March 31, 2002        131,985,431  $  131,985  $ 29,502,617  $ (598,125)           --           $--  $(29,265,863) $   (229,386)
                       ============  ==========  ============  ==========  ============  ============  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                   $(1,571,529)    $(1,870,941)
         Adjustments to reconcile net loss to net cash (used by)
           operating activities:
              Depreciation and amortization                              22,297          29,445
              Deferred stock compensation                               170,937         205,521
              Financing fees                                                 --          40,000
              Warrants issued for financing fees                             --          18,976
              Change in assets and liabilities:
                 Decrease in accounts receivable                         15,000          15,000
                 Decrease in other current assets                        28,423          24,491
                 (Increase) decrease in other assets                        265         (20,205)
                 Increase (decrease) in accounts payable                (69,425)        125,143
                 Increase in accrued expenses                           191,792         111,048
                 (Decrease) in deferred income                               --         (48,983)
                                                                    -----------     -----------
         Net cash (used by) operating activities                     (1,212,240)     (1,370,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                             (1,213)        (63,921)
                                                                    -----------     -----------
         Net cash (used in) investing activities                         (1,213)        (63,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                                         --         250,000
         Proceeds from issuance of common stock                       3,372,000       1,008,319
         Payments under obligation of capital lease                      (2,534)           (246)
         Repayment of notes payable                                     (66,787)         (3,022)
                                                                    -----------     -----------
         Net cash provided by financing activities                    3,302,679       1,255,051
                                                                    -----------     -----------
         Net increase (decrease) in cash                              2,089,226        (179,375)

Cash - beginning                                                        649,302         242,254
                                                                    -----------     -----------
Cash - ending                                                       $ 2,738,528     $    62,879
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES:
         Interest paid                                              $     4,436     $     9,607
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Issuance of stock upon conversion of debt to equity                $--     $   750,000
                                                                    ===========     ===========
         Purchase of equipment with capital lease                   $    10,818             $--
                                                                    ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation, is a developer and provider of software technology and expertise that automates the process of upgrading or migrating software, enabling it to operate on increasingly advanced operating and hardware systems.

Beginning in 1999, MigraTEC redirected its strategic focus from selling software products aimed at Y2K solutions to developing proprietary technology designed to automate a significant amount of the manual upgrade or migration process from 32-bit to 64-bit operating systems and associated hardware and development of automated solutions for cross-platform migrations. The majority of MigraTEC's efforts prior to 2002 were related to research and development activities.

MigraTEC provides migration services and consulting to customers. MigraTEC also licenses its software solutions to "end users" for their own internal migration projects, and to systems integrators and large service providers to perform outsourced projects for their own customers.

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

The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of MigraTEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2001 and 2000, included in MigraTEC's Form 10-KSB for the fiscal year ended December 31, 2001 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first quarter of 2002 and 2001 was $68 and $7,924, respectively.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at March 31, 2002 and December 31, 2001.

REVENUE RECOGNITION

The Company's revenues consist of consulting services revenues and software maintenance and support revenues.

Consulting services are provided under time and materials contracts and agreed upon fee arrangements. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer. Consulting services revenues in 2001 include revenue related to a multiple elements agreement between the Company and Dell for which revenue is recognized pro rata over the contract term.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

The effect of stock options and warrants that aggregated 20,420,238 and 27,595,090 shares as of March 31, 2002 and 2001, respectively, would be anti-dilutive due to the Company's losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

The convertible secured promissory notes discussed in Note 3 automatically converted into 20,000,000 shares of the Company's common stock effective as of May 14, 2002 (see Note 7).

POTENTIAL DILUTION

The following chart demonstrates the potential dilution of our issued and outstanding common stock as of March 31, 2002.

Common stock issued and outstanding                        131,985,431
Warrants                                                       959,568
Stock Options:
     Non-Affiliates                                            290,000
     Directors, Officers and Employees                      19,170,670
Shares issuable - convertible secured
     promissory notes (see Note 3)                          20,000,000
                                                            ----------
                                                           172,405,669

Subsequent to March 31, 2002, the Company issued an aggregate of 6,863,000 shares of unregistered common stock in connection with completed private placements for net proceeds of $1,715,750 and issued a three-year warrant to purchase

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

124,575 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

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

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS Nos. 141 and 142 has not had a significant impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, for a disposal of a segment of a business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a significant impact on the Company's financial position or results of operations.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $5,863,017 and used cash in operations of $4,952,831 for the year ended December 31, 2001. In addition, at December 31, 2001, the Company had a net stockholder's deficit of $2,200,794. The Company incurred a loss of $1,571,529 and used cash in operations of $1,212,240 for the first quarter of 2002. At March 31, 2002 the Company had a net stockholder's deficit of $229,386. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. Management believes the Company will successfully complete its plan to raise additional capital in 2002 and that funds will be available to meet the Company's obligations for at least the next 12 months. If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

In the first quarter of 2002, the Company raised net proceeds of $2,581,900 in private equity transactions and has received $174,600 from the exercise of options and warrants. In addition, the Company entered into a private equity line of credit agreement on March 27, 2001, pursuant to which the Company can draw down, under certain conditions, up to $20,000,000 over a 20-month period, of which the Company has drawn $615,500 (net of commissions and escrow costs) since December 31, 2001. The Company may need to raise additional capital in the remainder of 2002 to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE

Notes payable at March 31, 2002 and December 31, 2001, include the following:

                                                                                    MARCH 31, 2002        DECEMBER 31, 2001
                                                                                    --------------        -----------------
Convertible secured promissory notes to Mercury Fund No. 1, Ltd. in the amount of $1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. These
notes have been converted into shares of common stock as more fully
described below.                                                                        $1,275,000            $1,275,000

Convertible secured promissory notes to MT Partners, L.P. in the amount of
$1,975,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. These
notes have been converted into shares of common stock as more fully
described below.                                                                         1,225,000             1,225,000

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


                                                                                    MARCH 31, 2002        DECEMBER 31, 2001
                                                                                    --------------        -----------------
NOTE 3.  NOTES PAYABLE (continued)

Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
III, L.P. as of January 2001) in the original aggregate amount of $250,000.
Modified, extended and renewed to increase the outstanding loan amount to
$250,000, bearing interest at 15% per annum, interest only payable monthly until
May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share.
This warrant was exercised in March 2001.                                             $     44,364         $     108,777


Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December
10, 2003.                                                                                   17,251                19,625
                                                                                      ------------        --------------

Total outstanding                                                                        2,561,615             2,628,402

Less current portion                                                                      (54,686)             (118,763)
                                                                                      ------------        --------------
                                                                                      $  2,506,929        $    2,509,639
Long-term portion                                                                     ============        ==============

In the first quarter of 2000, the Company closed a private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors"). Since January 25, 2000, each of the Investors has had a representative on the Company's Board of Directors. Mercury Fund No. 1, Ltd.'s representative, Kevin C. Howe, resigned from the Company's Board on May 1, 2002.

The Investors entered into a Note and Warrant Purchase Agreement with the Company (the "Agreement") pursuant to which the Investors provided $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company. The notes do not accrue interest.

Pursuant to the Agreement, the Company issued to the Investors warrants to purchase up to an aggregate of 6,000,000 shares of common stock. In 2001, Mercury Fund No. 1, Ltd. and MT Partners, L.P. converted $500,000 and $750,000, respectively, of these notes into an aggregate of 10,000,000 shares of common stock and exercised all of their warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share. Effective as of May 14, 2002, the balance of the notes automatically converted into 20,000,000 shares of the Company's common stock (see Note 7).

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 3. NOTES PAYABLE (continued)

In connection with this private financing, the Investors, the Company and certain stockholders executed a Shareholders' Agreement, which requires approval of at least 70% of the Company's Board of Directors for any of the following corporate actions:

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 131,985,431 and 128,586,361 shares were issued at March 31, 2002 and December 31, 2001, respectively; and 131,985,431 and 118,721,912 shares were outstanding at March 31, 2002 and December 31, 2001, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During the first quarter of 2002, the Company raised net proceeds of $2,581,900 from private placements of 10,354,000 shares of unregistered common stock at a weighted average price per share of $0.25. The Company issued a three-year warrant to purchase 175,425 shares of common stock at $0.25 per share to Richard
A. Gray, Jr., a director of the Company, for services rendered to the Company.

Private Equity Line

On March 27, 2001, the Company and Ironhead Investments Inc. ("Ironhead") entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") establishing a private equity line of credit. Ironhead has committed to purchase from the Company up to a maximum of approximately 30,000,000 shares of common stock for up to $20,000,000 over a twenty-month period. The number of shares issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). The Company has reserved 30,000,000 shares of common stock for possible issuance under the equity line of credit. During the first quarter of 2002, the Company issued 2,036,519 shares of common stock under the Stock Purchase Agreement at a weighted average price per share of $0.3192, yielding proceeds of $615,500 net of commissions and escrow costs.

In connection with the equity line of credit, Ironhead and GKN Securities ("GKN") were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. None of these warrants have been exercised as of March 31, 2002. The Company engaged GKN as a sales agent to facilitate this transaction. GKN will also receive a 5% placement fee for each draw under the equity line of credit.

The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

Exercise Of Options And Warrants

During the first quarter of 2002, the Company issued 873,000 shares of common stock upon exercise of options and warrants yielding proceeds of $174,600.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first quarter of 2002, a director and certain employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan. The terms of such grants are summarized below:



                                                           Option Price
                                                      ---------------------
                                      Number of       Weighted
      Range of Exercise Prices    Underlying Shares    Average        Total
      ------------------------    -----------------    -------        -----
     Granted at market value
        Director
          $0.33                       1,000,000       $  0.33      $ 330,000
        Employees
          $0.34                       2,220,000       $  0.34      $ 754,800


In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. During 2001, as a result of individuals no longer being employed by the Company, deferred stock compensation in the aggregate amount of $330,000 was forfeited. The amount forfeited is reflected as reduction of deferred stock compensation and additional paid-in capital. Stock compensation expense charged to operations was $170,937 and $205,521 for the first quarter of 2002 and 2001, respectively.

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At March 31, 2002, the Company had options and warrants outstanding for the purchase of shares of common stock as follows:

      Warrants                                                 959,568
      Stock Options:
        Non-Affiliates                                         290,000
        Directors, Officers and Employees                   19,170,670
                                                          ------------
      Total                                                 20,420,238
                                                          ============

All of the warrants and non-affiliates stock options are vested and exercisable as of March 31,2002.

NOTE 5. RELATED PARTY TRANSACTIONS

Mr. Kevin Howe, the Company's Chairman through January 2002, and Mr. Drew Johnson joined the Company's Board of Directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. and MT Partners, L.P., respectively, in connection with the initial tranche of funding of a three-stage $3,750,000 investment in the Company, completed May 1, 2000. Mr. Howe resigned from the Board on May 1, 2002. The notes related to the funding are convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes do not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase 2,839,800 and 3,160,200 shares of common stock, respectively, at an exercise price of $0.20 per share. As of March 31, 2002, Mercury converted $500,000 of its convertible promissory note into 4,000,000 shares of common stock, exercised warrants to purchase 2,839,800 shares of common stock and sold 1,625,000 shares of common stock. As of March 31, 2002, MT Partners converted $750,000 of its convertible promissory note into 6,000,000 shares of common stock, exercised warrants to purchase 3,160,200 shares of common stock and sold 4,921,500 shares of common stock. As a result of this investment, at March 31, 2002,

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Mercury and MT Partners each held convertible promissory notes convertible into an aggregate of up to 10,200,000 and 9,800,000 shares of the Company's common stock, respectively. Effective as of May 14, 2002, the balance of the convertible promissory notes automatically converted into 20,000,000 shares of the Company's common stock (see Note 7).

In December 2000, Mercury loaned the Company $565,000 with an interest rate that varied between 0% and 10%. The principal of this note was repaid on June 22, 2001 upon Mercury's exercise of warrants, originally obtained with the issuance of the convertible secured promissory notes, to purchase 2,839,800 shares of common stock as the exercise price consisted of conversion of this note plus cash in the amount of $2,960. Accrued interest of $14,419 due to Mercury under this note was renewed as a new note with an interest rate of 4- 1/2% maturing December 22, 2001. This note and related accrued interest were repaid in December 2001.

In March and May 2002, the Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $18,720. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of March 31, 2002.

                     Year ending March 31,           Amount
                     ---------------------           ------
                             2003                  $224,640
                             2004                   205,920
                                                  ---------
                                                   $430,560
                                                  =========

On February 20, 2002, the Company executed a non-cancelable capital lease for office equipment for a term of 60 months. The following is a summary of future minimum lease payments together with the present value of the net minimum lease payments as of March 31, 2002.

           Year ending March 31,                        Amount
           ---------------------                        ------
                   2003                                 $3,246
                   2004                                  3,541
                   2005                                  3,541
                   2006                                  3,541
                   2007                                  3,542
                                                       -------
                   Total minimum lease payments         17,411

                   Less: Amount representing
                       interest                        (4,924)
                                                       -------

                   Present value of net minimum
                      lease payments                   $12,487
                                                       =======


On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for business and personal property taxes (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for Carroll ISD in the amount of $89,853, which included interest and court costs.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 6. COMMITMENTS AND CONTINGENCIES (continued)

From time to time the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company issued 106,000 shares of common stock upon exercise of options and warrants, yielding proceeds of $21,200; completed private placements of 6,863,000 shares of unregistered common stock with a weighted average price per share of $0.25 yielding net proceeds of $1,715,750 and issued a three-year warrant to purchase 124,575 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

The $2,500,000 convertible secured promissory notes discussed in Note 3 automatically converted by their terms into 20,000,000 shares of the Company's common stock effective as of May 14, 2002.

The notes payable to BEM Capital Partners, Inc. discussed in Note 3 were paid in full in May, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2002 and 2001. It should be read in conjunction with our interim consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-KSB for the year ended December 31, 2001.

A Note About Forward-Looking Statements

     All statements, other than statements of historical fact, included in or incorporated by reference into this report, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "such," or "believe." The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

     Revenue Recognition

     As a result of continued weakness in the market for conversions of 32-bit software to 64-bit software the Company had no revenues in the first quarter of 2002.

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

     We license software under software license agreements. License fee revenues are recognized when an agreement is in force, the product has been delivered, the license fee is fixed or determinable, no significant production modification or customization of the software is required and collectibility is reasonably assured. Total fees under multiple element arrangements are allocated to individual elements based on vendor-specific objective evidence of fair value, principally determined on values when sold separately. License fee revenue for certain application development and data access tools is recognized upon direct shipment to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Costs of Software Developed for Sale

     We expense or capitalize development costs of software to be sold in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. During 2001 and the first quarter of 2002, costs related to development were included in research and development costs. No costs were capitalized in 2001 or the first quarter of 2002. Other research and development expenditures relate to our on going efforts to extend our product lines and evaluate future products, such as computer language conversion software which would convert code written in one computer language to another (e.g., from "C" and "C++" to Java or managed "C#").

     Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At March 31, 2002, a full valuation allowance has been recorded. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     Management believes that the net loss for the quarter ended March 31, 2002 was primarily due to the lack of market demand for our 64Express product line, which resulted from the continued delay in the demand for the Intel Itanium 64-bit processor family of chips and associated products and services.

     After several years' of delays in production and market introduction, in May 2001, Intel announced that the first generation of its Intel Itanium 64-bit processor would begin shipping to original equipment manufacturers ("OEMs") by July 2001. While according to industry reports a very small number of chips actually did ship to OEMs, in retrospect it is very clear that these shipments were extremely limited and that Intel, the hardware OEMs and operating system vendors ("OSVs") spent very little capital and even less effort marketing 64-bit products. Given the current economic downturn and the continuing slump in the information technology market, industry reports speculate that these parties are waiting for the introduction of McKinley, the second generation of the Intel Itanium 64-bit processor (currently scheduled for the second half of 2002), to actively promote the benefits of 64-bit computing and the Intel Itanium 64-bit processor. Sales of our 64Express product line and related services will likely remain very low until the OEMs drive the industry's interest in 64-bit computing and purchases of Intel Itanium 64-bit processor based systems significantly increases.

     An additional factor contributing to the delay in market demand for our 64Express products and related services was the delay in the introduction of 64-bit operating systems to run Intel Itanium 64-bit processor based systems. Management believes that Intel's initial shipments of Itanium will go to tier two independent software vendors ("ISVs") who will then begin the process of making their software 64-bit compliant. These tier two vendors are generally focused on the release of Microsoft's Windows 64-bit server operating system to trigger their migration. Introduction of Microsoft's 64-bit operating system, originally expected for the first half of 2002, is now slated for the last quarter of 2002 leaving Linux as the only available major 64-bit operating system that runs on Intel Itanium 64-bit processor based machines. Management believes that the larger OEMs will start advertising Itanium related systems once the Windows 64-bit operating system is available and that market demand for our products and services will increase at that time. Despite the delays in introduction of 64-bit systems and enabling technology, management continues to believe that the migration of a portion of the tens of billions of lines of eligible code to 64-bit systems represents a tremendous business opportunity. We are therefore continuing to invest in 64-bit migration opportunities and intend to capitalize on the anticipated demand for 64-bit migrations.

     In late 2000, as management sensed the delays in the market introduction of Intel Itanium 64-bit processors, we sought to leverage our core technology by adapting it to facilitate the migration of software from one 32-bit platform to another. Our rationale for doing so was based largely on the belief that with the introduction of the Linux operating system and the push of Windows based technology into the enterprise computing space, open standard systems with dramatically lower total cost of ownership ("TCO") than proprietary UNIX systems would become very popular and there would be a large gain in market share for such technology. The move from proprietary UNIX to lower TCO platforms requires either purchasing new code, the use of emulation software or the migration of the existing, proven working code. The last of these options represents the cross-platform migration market and in early 2002 it began to show signs of rapid growth. Our 32Direct product line targets this cross-platform market.

     During the first quarter of 2002, we formed new non-contractual, non-exclusive relationships with technology companies including Microsoft. Our initial relationship with Microsoft was centered on facilitating the success of their 64-bit operating system, hence their invitation to us to accompany them on two tours to promote their 64-bit technology. The relationship rapidly grew to encompass the 32-bit cross-platform opportunity as well. Microsoft has publicly stated their intent to enter the enterprise computing space and gain significant market share in the area. In order to be successful in the endeavor Microsoft must convince its customers that moving their software from a proprietary UNIX system to a lower TCO Windows based system can be accomplished in a low risk, short cycle time and economic manner. Our migration products can neatly facilitate this. Management is extremely encouraged by the progress we have made with Microsoft, including the execution of a Master Services Agreement with them in May 2002 and believes that our relationship will be rewarding for us. Management continues to identify and pursue additional relationships with other entities that we believe are focused on benefiting from the market move to low TCO opportunities.

     2002 will continue to be a transition year for us in many ways. First, our primary development focus is no longer on 64Express but rather on our 32Direct product line. Second, we will continue to maintain the current level of effort on software development while significantly increasing our focus on business development, sales and marketing.

     As a result of feedback received from the marketplace and our development efforts to meet the needs of the IT industry, we currently are marketing six products, all of which comprise our 32Direct and 64Express product lines. These products include: 32Direct Solaris to Windows, 32Direct Solaris to Linux, 32 Direct Solaris to AIX, 64Express to Windows, 64Express to Linux and 64Express to AIX 5L. Our 64Express products facilitate the use of the Intel Itanium 64-bit processor and the PowerPC 64-bit processor.

     In addition, as a result of our successful proof of concept and pilot projects to date, several OEMs have asked us to bid on migration projects within their respective customer bases. To date these bids involve primarily cross-platform migrations. We have been awarded one project, as previously announced, and management expects that we will be awarded more enabling us to generate additional revenue during 2002. We also expect that the number of such bid opportunities and resulting assessments and projects will grow throughout 2002.

     We are also working to position our migration technology, both cross-platform and 32-bit to 64-bit, in such a manner that the professional service organizations, including systems integrators engaged by the corporate world (where management believes upwards of 90% of the business code base resides) to perform the majority of software migrations, will utilize our automated migration products as opposed to performing such migrations manually.

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

     Revenues

     The Company's revenues consist of consulting services revenues and software maintenance fees. Revenues in the first quarter of 2001 consisted of $93,333 and $650 from consulting services and software maintenance fees, respectively. Software maintenance fees resulted from 2000 sales, which were deferred to future periods. The Company did not record any revenue in the first quarter of 2002.

     Costs And Expenses

     The Company's total costs and expenses decreased 17% to $1,570,000 during the first quarter of 2002, as compared to $1,893,611 for the first quarter of 2001.

     The majority of the Company's costs and expenses are related to personnel costs. The Company's operating expenses were lower in the first quarter of 2002 as compared to the first quarter of 2001 because the Company employed an average of 31 individuals during the first quarter of 2002, as compared to an average of 43 individuals in the first quarter of 2001.

     Selling and marketing expenses increased 6% to $483,091 during the first quarter of 2002, as compared to $456,235 for the first quarter of 2001. This increase is a result of the Company increasing its marketing expenses to focus on development of relationships with OEMs and ISVs.

     Research and development expenses decreased 52% to $255,267 during the first quarter of 2002, as compared to $531,097 for the first quarter of 2001. This decrease was the result of a reduction of the research and development staff by ten individuals subsequent to March 31, 2001. This represented a 48% decrease in research and development staffing levels, which was possible as some major product development efforts were concluded.

     General and administrative expenses decreased to $831,642 during the first quarter of 2002, as compared to $906,279 for the first quarter of 2001. This decrease was the result of legal fees related to registration statements and other non-litigation matters decreasing approximately $88,000 in the first quarter of 2002 as compared to the first quarter of 2001.

     In prior periods, the Company issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first quarter of 2002 was $170,937, as compared to $205,521 for the first quarter of 2001. This compensation expense was allocated $160,937 and $10,000 to general and administrative costs and research and development costs, respectively, in the first quarter of 2002, whereas, in the first quarter of 2001, such compensation expense was allocated $160,938, $10,000 and $34,583 to general and administrative costs, research and development costs and selling and marketing costs, respectively.

     Interest and Financing Expenses

     The Company's interest and financing expense decreased to $4,034 during the first quarter of 2002, as compared to $71,898 for the first quarter of 2001. Interest expense decreased to $4,034 during the first quarter of 2002, as compared to $12,922 for the first quarter of 2001. In the first quarter of 2001 as compared to 2002, the Company had a greater amount of interest bearing debt outstanding with interest rates ranging from 2% to 15%.

     Financing fees were $58,976 during the first quarter of 2001, as compared to $0 for the first quarter of 2002. Financing fees in 2001 included $40,000 incurred in connection with options granted to EAI Partners, Inc. and $18,976 incurred in connection with warrants granted to BEM Capital Partners, Inc.

     Other Income

     Other income in the first quarter of 2002 increased to $2,505, as compared to $585 in the first quarter of 2001. In 2002, the Company was able to invest in short-term interest-bearing investments using funds received from the private equity transactions and the exercise of options and warrants which occurred in the first quarter of 2002, whereas, in the first quarter of 2001, the Company did not have excess cash to invest.

     Provision For Income Taxes

     As a result of operating losses for 2002 and 2001, the Company did not incur a federal income tax obligation for the first quarters ended March 31, 2002 and 2001. No tax benefit was recorded during the first quarters of 2002 and 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2017.

     Net Loss

     For the first quarter ended March 31, 2002, the Company incurred a net loss of $1,571,529, or $0.01 per share, as compared to a net loss of $1,870,941, or $0.02 per share, for the first quarter ended March 31, 2001.

     Capital Raised in 2002

     During the first quarter of 2002, we raised approximately $3,372,000 from the following sources:

               - We issued 2,036,519 shares of unregistered common stock under the Common Stock Purchase Agreement with Ironhead Investments Inc. (see Liquidity and Capital Resources). These shares were sold in two transactions and raised $615,500 (net of commissions and escrow costs of $34,500) with a weighted average price per share of $0.3192.

               - We issued 873,000 shares of common stock upon exercise of previously issued options and warrants yielding proceeds of $174,600 with a weighted average price per share of $0.20.

               - We issued 10,354,000 shares of unregistered common stock in connection with completed private placements yielding net proceeds of $2,581,900 with a weighted average price per share of $0.25.

     Potential Dilution

     The following chart demonstrates the potential dilution of our issued and outstanding common stock as of March 31, 2002.

          Common stock outstanding                            131,985,431
          Warrants                                                959,568
          Stock Options:
               Non-Affiliates                                     290,000
               Directors, Officers and Employees               19,170,670
          Shares issuable - convertible secured
               promissory notes                                20,000,000
                                                               ----------

                                                              172,405,669
                                                              ===========

     Subsequent to March 31, 2002, we issued an aggregate of 6,863,000 shares of unregistered common stock in connection with completed private placements yielding net proceeds of $1,715,750 and issued a three-year warrant to purchase 124,575 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

     Liquidity and Capital Resources

     For the first quarter of 2002, the net cash used in operating activities of $1,212,240 resulted from our net loss of $1,571,529, which included non-cash charges for depreciation, and amortization of $22,297 and charges for deferred stock compensation of $170,937. For the first quarter of 2001, the net cash used in operating activities of $1,370,505 resulted from our net loss of $1,870,941, which included non-cash charges for depreciation and amortization of $29,445 and deferred stock compensation of $205,521.

     As of March 31, 2002, we had cash of $2,738,528 compared to cash of $649,302 and $15,000 in outstanding accounts receivable at December 31, 2001.

     As of March 31, 2002, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

                                                PAYMENTS DUE BY PERIOD
                                                ----------------------
                                                                   LESS
                                                                  THAN 1                         AFTER 3
        CONTRACTUAL OBLIGATIONS                   TOTAL            YEAR          1-3 YEARS        YEARS
        -----------------------                 ----------      ----------      ----------      ----------
        Long -Term Debt                         $2,561,615      $   54,686      $2,506,929      $       --
        Capital Lease Obligations                   12,487           1,723           7,481           3,283
        Operating Leases                           430,560         224,640         205,920              --
                                                ----------      ----------      ----------      ----------
        Total Contractual Cash Obligations      $3,004,662      $  281,049      $2,720,330      $    3,283
                                                ==========      ==========      ==========      ==========

     Included in long-term debt are notes payable totaling $2,500,000 that automatically converted into 20,000,000 shares of common stock effective as of May 14, 2002 in accordance with the terms of the notes.

     As of March 31, 2002 our outstanding obligations under notes payable totaled $2,561,615 as compared to $2,628,402 at December 31, 2001. Our outstanding obligations under notes payable as of March 31, 2002 and December 31, 2001 are summarized below.

              NOTES PAYABLE                                       MARCH 31, 2002       DECEMBER 31, 2001
              -------------                                       --------------       -----------------
Convertible secured promissory notes to
Mercury Fund No. 1, Ltd. in the amount of
$1,775,000, dated January 25, 2000, without
interest, due January 24, 2003,
collateralized by all assets owned or
thereafter acquired, subject to collateral
rights of notes dated December 4 and 28, 1998
and January 4 and 27, 1999. Such notes are
convertible at any time on the basis of one
share of common stock for each $0.125 in
principal amount of the notes outstanding at
the time of conversion. The notes
automatically convert into shares of common
stock upon the earlier of either the closing
of a sale of our common stock, preferred
stock or issuance of debt with equity
features in one or more related transactions
in which we receive aggregate proceeds of at
least $5,000,000, or the first trading day
following a period of 90 consecutive trading
days, during which the closing sale price of
our common stock has been in excess of $1.25.
In connection with these notes, Mercury was
issued warrants to purchase 2,839,800 shares
of common stock. As of March 31, 2002,
Mercury had converted $500,000 of these notes
into 4,000,000 shares of common stock and
exercised all of its warrants. Effective as
of May 14, 2002, the balance of these notes
automatically converted into 10,200,000
shares of common stock.                                           $ 1,275,000             $ 1,275,000

              NOTES PAYABLE                                       MARCH 31, 2002       DECEMBER 31, 2001
              -------------                                       --------------       -----------------
Convertible secured promissory notes to MT
Partners, L.P. in the amount of $1,975,000,
dated January 25, 2000, without interest, due
January 24, 2003, collateralized by all
assets owned or thereafter acquired, subject
to collateral rights of notes dated December
4 and 28, 1998 and January 4 and 27, 1999.
Such notes are convertible at any time on the
basis of one share of common stock for each
$0.125 in principal amount of the notes
outstanding at the time of conversion. The
notes automatically convert into shares of
common stock upon the earlier of either the
closing of a sale of our common stock,
preferred stock or issuance of debt with
equity features in one or more related
transactions in which we receive aggregate
proceeds of at least $5,000,000, or the first
trading day following a period of 90
consecutive trading days, during which the
closing sale price of our common stock has
been in excess of $1.25. In connection with
these notes, MT Partners was issued warrants
to purchase 3,160,200 shares of common stock.
As of March 31, 2002, MT Partners had
converted $750,000 of these notes into
6,000,000 shares of common stock and
exercised all of its warrants. Effective as
of May 14, 2002, the balance of these notes
automatically converted into 9,800,000 shares
of common stock.                                                  $ 1,225,000             $ 1,225,000

Notes payable to BEM Capital Partners, Inc.
(assignee of MJ Capital Partners III, L.P. as
of January 2001) in the original aggregate
amount of $250,000. Modified, extended and
renewed January 26, 2001, so as to increase
the outstanding loan amount to $250,000,
bearing interest at 15% per annum, interest
only payable monthly until May 1, 2001.
Thereafter payable with monthly installments
of principal and interest totaling $22,565
with a final maturity of May 1, 2002. In
connection with the January 26, 2001
modification, the note holder was issued a
one-year warrant to purchase 40,000 shares of
common stock at $0.01 per share. This warrant
was exercised in March 2001, and the notes
were repaid in full in May 2002.                                       44,364                 108,777

Note payable to a former employee in the
amount of $68,250, dated March 3, 1998,
bearing interest at 14%, payable in monthly
installments of $1,000, due December 10,
2003.                                                                  17,251                  19,625
                                                                  -----------             -----------
                                                                  $ 2,561,615             $ 2,628,402
                                                                  ===========             ===========

        During the first quarter ended March 31, 2002, we had net cash provided by financing activities of $3,302,679 consisting of $3,372,000 in connection with the issuance of common stock. The cash proceeds were offset by $69,321 expended for the repayment of principal of notes payable and an obligation under a capital lease. During the first quarter ended March 31, 2001, we had net cash provided by financing activities of $1,255,051, consisting of proceeds from a note payable in the amount of $250,000 from The Glebe Group and $1,008,319 in connection with the issuance of common stock. The cash proceeds were offset by $3,268 expended for the repayment of principal of notes payable and an obligation under a capital lease.

        On March 27, 2001, we entered into a Common Stock Purchase Agreement with Ironhead Investments Inc. establishing a private equity line of credit. Ironhead has committed to purchase from us approximately 30,000,000 shares of common stock for a maximum of up to $20,000,000 over a twenty-month period. The number of shares issuable by us and the price per share to be paid by Ironhead are dependent upon a defined trading volume of our common stock and a defined average trading price (net of a 6% discount). We have reserved 30,000,000 shares of common stock for possible issuance under the private equity line of credit. During the first quarter of 2002, we raised net proceeds of $615,500 under this arrangement through the sale of 2,036,519 shares of common stock at a weighted average price per share of $0.3192.

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

        We had substantial operating losses during the first quarter of 2002 and the prior three years. For the years ended December 31, 2001, 2000 and 1999, we incurred net losses of $5,863,017, $10,193,130 and $4,184,078, respectively. At March 31, 2002, we had an accumulated deficit of $29,265,863.

        We may raise additional capital to fund expanded sales and marketing efforts and other normal operating costs. We may need additional capital over the next 12 months to further develop and aggressively market our new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

        - internal technological developments and those of our technology and marketing associates;

        - the continued and accelerated movement of the IT industry to low TCO platforms;

        - the successful introduction and acceptance of Intel's 64-bit chips, Itanium and McKinley;

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

        Our continued existence and plans for future growth are dependent, in part, upon our ability to obtain the capital necessary to operate, primarily through the generation of revenue and supplemented through the issuance of additional debt or equity. If we are not able to generate sufficient revenues and cash flows in the near term or obtain additional or alternative funding, we will be unable to continue as a going concern. In the first quarter ended March 31, 2002, we have completed private placements of 10,354,000 shares of unregistered common stock yielding net proceeds of $2,581,900, issued 873,000 shares of common stock upon exercise of options and warrants yielding proceeds of $174,600 and issued 2,036,519 shares of common stock in connection with the private equity line yielding proceeds of $615,500 net of commissions and escrow costs. As a result of these transactions, we believe that funds will be available to meet our obligations for at least twelve months from the date of our most recent balance sheet. Beyond that, in the event we are unable to obtain additional capital from either profitable operations or capital sources, we may be forced to significantly reduce or discontinue our current operations.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the first quarter ended March 31, 2002, we sold our unregistered securities in the transactions described below.

        On March 31, 2002, we issued a three-year warrant to purchase 175,425 shares of common stock at an exercise price of $0.25 per share to one of our directors for services rendered to the Company. We issued such securities in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

        Between March 18, 2002 and March 31, 2002, we issued an aggregate of 10,354,000 shares of common stock at a price of $0.25 per share to seven partnerships, two corporations, 21 individuals and three trusts. Each of these investors was an accredited investor that acquired such securities for investment purposes. We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

        On February 1, 2002, we issued an option to purchase 1,000,000 shares of common stock at an exercise price of $0.33 per share to one director in connection with services rendered as a director. We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

        On January 23, 2002 through February 28, 2002, we issued an aggregate of 2,036,519 shares of common stock at a weighted average price of $0.3192 per share to one investor under the private equity line. These shares are registered for resale under our Registration Statement on Form SB-2 (File No. 333-57830). We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits required to be furnished pursuant to this Item 6(a) are listed in the Exhibit Table below.

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K during the quarterly period ended March 31, 2002.

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

 4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No.
             333-44946).

 10.1        Employment Agreement between MigraTEC, Inc. and W. Curtis
             Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

 10.2 Employment Agreement between MigraTEC, Inc. and Rick J. Johnson, dated July 1, 1997 (incorporated herein by reference to Exhibit
             10.5 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

 10.3        Stock Option Agreement between MigraTEC, Inc. and EAI Partners,
             Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No.
             333-44946).

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

 10.13       Form of Director Indemnification Agreement between MigraTEC, Inc.
             and each of Kevin C. Howe, Drew R. Johnson, W. Curtis Overstreet and Richard A. Gray, Jr., dated as of January 25, 2000, and each of William B. Patton, Jr. and T. Ulrich Brechbuhl, dated as of January
             29, 2002 and February 11, 2002, respectively (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

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

 11.1        Statement re: Computations of Net Loss per Share (filed herewith).

 24.1        Power of Attorney (included in the signature page of this report).

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints T. Ulrich Brechbuhl his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below, any amendment to this Form 10-QSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, his substitute, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGRATEC, INC.

By:      /s/ T. Ulrich Brechbuhl                           Dated:  May 14, 2002
         --------------------------------------
         T. Ulrich Brechbuhl
         President and Chief Financial Officer

         /s/ W. Curtis Overstreet                          Dated:  May 14, 2002
         --------------------------------------
         W. Curtis Overstreet
         Chief Executive Officer

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

 4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No.
             333-44946).

 10.1        Employment Agreement between MigraTEC, Inc. and W. Curtis
             Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

 10.2 Employment Agreement between MigraTEC, Inc. and Rick J. Johnson, dated July 1, 1997 (incorporated herein by reference to Exhibit
             10.5 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

 10.3        Stock Option Agreement between MigraTEC, Inc. and EAI Partners,
             Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No.
             333-44946).

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

 10.13       Form of Director Indemnification Agreement between MigraTEC, Inc.
             and each of Kevin C. Howe, Drew R. Johnson, W. Curtis Overstreet and Richard A. Gray, Jr., dated as of January 25, 2000, and each of William B. Patton, Jr. and T. Ulrich Brechbuhl, dated as of January
             29, 2002 and February 11, 2002, respectively (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

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

 24.1        Power of Attorney (included in the signature page of this report).