Form 10QSB
period 2002-06-30
MIGRATEC INC
filed 2002-08-14
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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


                                 (972) 969-0300
                (Issuer's Telephone Number, Including Area Code)


         The number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2002:



                  Title of Class                    Number of Shares Outstanding
                  --------------                    ----------------------------

     Common Stock, $0.001 par value per share                158,775,243



    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                                     INDEX



PART I - FINANCIAL INFORMATION                                                                             Page
                                                                                                           ----


         ITEM 1.  FINANCIAL STATEMENTS                                                                       1

                  Consolidated Condensed Balance Sheets at June 30, 2002 (unaudited)                         1
                  and December 31, 2001

                  Consolidated Condensed Statements of Operations for the three months                       2
                  ended  June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001(unaudited)

                  Consolidated Condensed Statement of Stockholders' Equity for the six                       3
                  months ended June 30, 2002 (unaudited)

                  Consolidated Condensed Statements of Cash Flows for the six months                         4
                  ended June 30, 2002 and 2001 (unaudited)

                  Notes to Consolidated Condensed Financial Statements (unaudited)                           5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                         15
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                                 24

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  24

         ITEM 5. OTHER INFORMATION                                                                          24

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                           24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   JUNE 30, 2002      DECEMBER 31, 2001
                                                                                    ------------      -----------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
         Cash                                                                       $  2,927,225         $    649,302
         Accounts receivable                                                              88,650               15,000
         Other current assets                                                            128,057               73,206
                                                                                    ------------         ------------
                Total current assets                                                   3,143,932              737,508

PROPERTY AND EQUIPMENT, NET                                                              136,258              145,381

OTHER ASSETS                                                                               7,820                8,221
                                                                                    ------------         ------------


                Total Assets                                                        $  3,288,010         $    891,110
                                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Current portion of long-term debt and notes payable                        $     10,668         $    118,763
         Accounts payable                                                                330,078              305,663
         Accrued expenses                                                                326,801              157,388
         Obligation under capital lease                                                    1,959                1,744
                                                                                    ------------         ------------
                Total current liabilities                                                669,506              583,558

LONG-TERM LIABILITIES
         Long-term portion of notes payable                                                4,128            2,509,639
         Long-term portion of obligation under capital lease                              10,081                2,459
                                                                                    ------------         ------------
                Total long-term liabilities                                               14,209            2,512,098
                                                                                    ------------         ------------
                Total liabilities                                                        683,715            3,095,656

MINORITY INTEREST                                                                         (3,752)              (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock 50,000,000 shares authorized; $0.001 par
              value; none issued or outstanding
         Common stock $0.001 par value; 200,000,000 shares authorized;
              158,359,431 and 128,586,361 shares issued at June 30, 2002 and
              December 31, 2001, respectively; 158,359,431 and 118,721,912 shares outstanding at June 30, 2002 and December 31, 2001,
              respectively                                                               158,359              128,586
         Additional paid-in capital                                                   33,556,693           27,911,907
         Deferred stock compensation                                                    (427,187)            (769,062)
         Treasury stock, at cost (9,864,449 shares in 2001)                                   --           (1,777,891)
         Accumulated deficit                                                         (30,679,818)         (27,694,334)
                                                                                    ------------         ------------
                Total stockholders' equity (deficit)                                   2,608,047           (2,200,794)
                                                                                    ------------         ------------
                Total Liabilities and Stockholders' Equity (Deficit)                $  3,288,010         $    891,110
                                                                                    ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------      -------------------------------
                                                     2002              2001              2002             2001
                                                 -------------     -------------     -------------     -------------

REVENUES
    Software licenses                            $      10,000     $          --     $      10,000     $          --
    Services                                           158,821            35,000           158,821           128,333
    Software maintenance fees                               --               650                --             1,300
                                                 -------------     -------------     -------------     -------------
          Total revenues                               168,821            35,650           168,821           129,633
                                                 -------------     -------------     -------------     -------------

COSTS AND EXPENSES
    Cost of revenues                                   146,965             6,683           146,965             6,683
    Selling and marketing                              291,034           459,698           675,438           992,075
    Research and development                           364,418           560,816           718,372         1,188,463
    General and administrative                         788,742           803,637         1,620,384         1,537,224
                                                 -------------     -------------     -------------     -------------
          Total costs and expenses                   1,591,159         1,830,834         3,161,159         3,724,445
                                                 -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                (1,422,338)       (1,795,184)       (2,992,338)       (3,594,812)
    Other income (expense)
        Interest and financing expense                  (2,380)          (29,317)           (6,414)         (101,215)
        Other income, net                               10,763               121            13,268               706
                                                 -------------     -------------     -------------     -------------
          Total other income (expense)                   8,383           (29,196)            6,854          (100,509)
                                                 -------------     -------------     -------------     -------------

          Net loss                               $  (1,413,955)    $  (1,824,380)    $  (2,985,484)    $  (3,695,321)
                                                 =============     =============     =============     =============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
                                                 $       (0.01)    $       (0.02)    $       (0.02)    $       (0.04)
                                                 =============     =============     =============     =============

WEIGHTED AVERAGE COMMON SHARES
     ISSUED AND OUTSTANDING (BASIC AND
     DILUTED)                                      146,659,453        98,095,728       134,182,700        92,951,533
                                                 =============     =============     =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2002

                                                                                        DEFERRED
                                        COMMON           COMMON          ADDITIONAL       STOCK
                                        STOCK             STOCK           PAID-IN         COMPEN-
                                       (SHARES)           AMOUNT          CAPITAL         SATION
                                      ------------     ------------     ------------     ------------
Balance at January 1, 2002             128,586,361     $    128,586     $ 27,911,907     $   (769,062)

Issuance of stock in connection
  with private placements for cash      16,467,000           16,467        4,093,683               --

Issuance of stock in connection
  with private equity line               2,036,519            2,036          613,464               --

Issuance of stock in connection
  with exercise of options and
  warrants                               1,134,000            1,134          225,666               --

Issuance of stock in connection
  with conversion of debt to
  equity                                20,000,000           20,000        2,480,000               --

Deferred stock compensation
  expense                                       --               --               --          341,875

Retirement of treasury stock            (9,864,449)          (9,864)      (1,768,027)              --

Net loss                                        --               --               --               --
                                      ------------     ------------     ------------     ------------
Balance at June 30, 2002               158,359,431     $    158,359     $ 33,556,693     $   (427,187)
                                      ============     ============     ============     ============



                                          TREASURY        TREASURY          ACCUMU-
                                           STOCK            STOCK           LATED
                                          (SHARES)          AMOUNT          DEFICIT            TOTAL
                                        ------------     ------------     ------------     ------------
Balance at January 1, 2002                (9,864,449)    $ (1,777,891)    $(27,694,334)    $ (2,200,794)

Issuance of stock in connection
  with private placements for cash                --               --               --        4,110,150

Issuance of stock in connection
  with private equity line                        --               --               --          615,500

Issuance of stock in connection
  with exercise of options and
  warrants                                        --               --               --          226,800

Issuance of stock in connection
  with conversion of debt to
  equity                                          --               --               --        2,500,000

Deferred stock compensation
  expense                                         --               --               --          341,875

Retirement of treasury stock               9,864,449        1,777,891               --               --

Net loss                                          --               --       (2,985,484)      (2,985,484)
                                        ------------     ------------     ------------     ------------
Balance at June 30, 2002                          --     $         --     $(30,679,818)    $  2,608,047
                                        ============     ============     ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------
                                                                         2002            2001
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                    $(2,985,484)    $(3,695,321)
         Adjustments to reconcile net loss to net cash (used by)
          operating activities:
              Depreciation and amortization                               45,725          65,091
              Deferred stock compensation                                341,875         386,458
              Financing fees                                                  --          40,000
                     Warrants issued for consulting services                  --          17,000
                     Warrants issued for financing fees                       --          24,736
              Change in assets and liabilities:
                 (Increase) decrease in accounts receivable              (73,650)         15,000
                 (Increase) decrease in other current assets             (54,851)         32,222
                 Decrease in other assets                                    265              --
                 (Increase) in deferred financing costs                       --        (154,252)
                 Increase in accounts payable                             24,415         168,851
                 Increase in accrued expenses                            169,413         351,081
                 (Decrease) in deferred income                                --         (54,633)
                                                                     -----------     -----------
         Net cash (used by) operating activities                      (2,532,292)     (2,803,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                             (23,832)        (65,159)
                                                                     -----------     -----------
         Net cash (used in) investing activities                         (23,832)        (65,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable                                          --         450,000
         Proceeds from issuance of common stock                        4,952,450       3,398,477
         Payments under obligation of capital lease                       (4,797)           (520)
         Repayment of notes payable                                     (113,606)       (589,535)
                                                                     -----------     -----------
         Net cash provided by financing activities                     4,834,047       3,258,422
                                                                     -----------     -----------
Net increase in cash                                                   2,277,923         389,496

Cash - beginning                                                         649,302         242,254
                                                                     -----------     -----------
Cash - ending                                                        $ 2,927,225     $   631,750
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES:
         Interest paid                                               $     7,347     $    15,407
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
         Issuance of stock upon conversion of debt to equity         $ 2,500,000     $ 1,250,000
                                                                     ===========     ===========
         Purchase of equipment with capital lease                    $    10,818     $        --
                                                                     ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation, ("MigraTEC"), is a developer and provider of software solutions and support services relating to the upgrading or migrating of software applications, enabling them to run on newer, more efficient operating systems and hardware platforms.

Beginning in 1999, MigraTEC redirected its strategic focus from selling software products aimed at Y2K solutions to developing technology designed to enable automated solutions for upgrading software applications from 32-bit to 64-bit versions of an operating system or for migrating software applications from one operating system to another, such as from Solaris to Windows or Linux. The majority of MigraTEC's efforts prior to 2002 were related to research and development activities.

MigraTEC licenses its solutions to systems integrators and service providers to perform outsourced application migrations for their customers. On a limited basis, MigraTEC deploys its solutions directly to application owners.

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

INDUSTRY SEGMENT

The Company operates in a single industry segment, developing and providing solutions and services for upgrading or migrating software applications.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first six months of 2002 and 2001 was $136 and $21,103, respectively.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at June 30, 2002 and December 31, 2001.

REVENUE RECOGNITION

The Company's revenues consist of services revenues, software license fees and software maintenance and support revenues.

Services are provided under time and materials contracts and agreed upon fee arrangements. Revenues from services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer. Services revenues in 2001 include revenue related to a multiple elements agreement between the Company and Dell Computer Corporation for which revenue is recognized pro rata over the contract term.

Revenues from software licenses and software maintenance and support services are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition."

The Company licenses software under software license agreements. License fee revenues are recognized when an agreement is in force, the product has been delivered, the license fee is fixed or determinable, no significant production modification or customization of the software is required and collectibility is reasonably assured. Total fees under multiple element arrangements are allocated to individual elements based on vendor-specific objective evidence of fair value, principally determined on values when sold separately. License fee revenue for certain application development and data access technology is recognized upon direct shipment to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Software maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

The effect of stock options and warrants that aggregated 20,445,813 and 23,234,900 shares as of June 30, 2002 and 2001, respectively, would be anti-dilutive due to the Company's losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

The convertible secured promissory notes discussed in Note 3 automatically converted into 20,000,000 shares of the Company's common stock effective as of May 14, 2002.

POTENTIAL DILUTION

The following chart demonstrates the potential dilution of our issued and outstanding common stock as of June 30, 2002.

                                                                                 Weighted average exercise
                                                                                      price per share
Common stock outstanding                                            158,359,431
Warrants                                                              1,045,143             $0.3648
Stock Options:
     Non-Affiliates                                                     290,000              0.6448
     Directors, Officers and Employees                               19,110,670              0.3433
                                                                    -----------
                                                                    178,805,244
                                                                    ===========


Additional dilution may result from additional stock option grants pursuant to the MigraTEC, Inc. Long-Term Incentive Plan. As of June 30, 2002, options to purchase 6,725,144 shares of common stock remain issuable under the MigraTEC, Inc. Long-Term Incentive Plan.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)



NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $5,863,017 and used cash in operations of $4,952,831 for the year ended December 31, 2001. In addition, at December 31, 2001, the Company had a net stockholder's deficit of $2,200,794. The Company incurred a loss of $2,985,484 and used cash in operations of $2,532,292 for the first six months of 2002. At June 30, 2002 the Company had net stockholder's equity of $2,608,047. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. Management believes the Company will successfully raise additional capital in 2002 and that funds will be available to meet the Company's obligations for at least the next 12 months. If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

In the first six months of 2002, the Company raised net proceeds of $4,110,150 in private equity transactions and has received $226,800 from the exercise of options and warrants. In addition, the Company entered into a private equity line of credit agreement on March 27, 2001, pursuant to which the Company can draw down, under certain conditions, up to $20,000,000 over a 20-month period, of which the Company has drawn $615,500 (net of commissions and escrow costs)

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE 2. GOING CONCERN UNCERTAINTY (continued)

since December 31, 2001. The Company may need to raise additional capital in the remainder of 2002 to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)



NOTE 3. NOTES PAYABLE

Notes payable at June 30, 2002 and December 31, 2001, include the following:

                                                                                       JUNE 30, 2002   DECEMBER 31, 2001
                                                                                       ------------    -----------------
Convertible secured promissory notes to Mercury Fund No. 1, Ltd. in the amount of $1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. These
notes have been converted into shares of common stock as more fully described below.    $        --     $ 1,275,000

Convertible secured promissory notes to MT Partners, L.P. in the amount of
$1,975,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. These
notes have been converted into shares of common stock as more fully described below.             --       1,225,000

Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
III, L.P. as of January 2001) in the original aggregate amount of $250,000
Modified, extended and renewed to increase the outstanding loan amount to
$250,000, bearing interest at 15% per annum, interest only payable monthly until
May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This
warrant was exercised in March 2001.                                                             --         108,777

Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December
10, 2003.                                                                                    14,796          19,625
                                                                                        -----------     -----------

Total outstanding                                                                            14,796       2,628,402
Less current portion                                                                        (10,668)       (118,763)
                                                                                        -----------     -----------
Long-term portion                                                                       $     4,128     $ 2,509,639
                                                                                        ===========     ===========


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

The Investors entered into a Note and Warrant Purchase Agreement with the Company (the "Agreement") pursuant to which the Investors provided $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company. The notes did not accrue interest.

Pursuant to the Agreement, the Company issued to the Investors warrants to purchase up to an aggregate of 6,000,000 shares of common stock. In 2001, Mercury Fund No. 1, Ltd. and MT Partners, L.P. converted $500,000 and $750,000, respectively, of these notes into an aggregate of 10,000,000 shares of common stock and exercised all of their warrants to

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)



NOTE 3. NOTES PAYABLE  (continued)

purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share. Effective as of May 14, 2002, the balance of the notes automatically converted into 20,000,000 shares of the Company's common stock.

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

Additionally, the Shareholders' Agreement restricts transfers of the Company's common stock and provides the Investors with a right of first refusal for private transfers of shares of the Company's common stock. The Shareholders' Agreement will terminate upon the consummation of any merger, consolidation, recapitalization or reorganization if any stock or securities received in such merger, consolidation, recapitalization or reorganization are registered under the Securities Exchange Act of 1934, as amended, by the agreement of all parties or at such time as MT Partners and Mercury dispose of common stock comprising more than 60% of their aggregate ownership as of May 1, 2000.

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 158,359,431 and 128,586,361 shares were issued at June 30, 2002 and December 31, 2001, respectively; and 158,359,431 and 118,721,912 shares were outstanding at June 30, 2002 and December 31, 2001, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During the first six months of 2002, the Company raised net proceeds of $4,110,150 from private placements of 16,467,000 shares of unregistered common stock at a weighted average price per share of $0.25. The Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)



NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

Private Equity Line

On March 27, 2001, the Company and Ironhead Investments Inc. ("Ironhead") entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") establishing a private equity line of credit. Ironhead has committed to purchase from the Company shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period. The number of shares actually issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). During the first six months of 2002, the Company issued 2,036,519 shares of common stock under the Stock Purchase Agreement at a weighted average price per share of $0.3192, yielding proceeds of $615,500 (net of commissions and escrow costs). The private equity line expires in February 2003.

In connection with the equity line of credit, Ironhead and GKN Securities ("GKN") were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. None of these warrants have been exercised as of June 30, 2002. The Company engaged GKN as a sales agent to facilitate this transaction. GKN receives a 5% placement fee for each draw under the equity line of credit.

The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

Exercise Of Options And Warrants

During the first six months of 2002, the Company issued 1,134,000 shares of common stock upon exercise of options and warrants yielding proceeds of $226,800.

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first six months of 2002, a director, an officer and certain employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan. The terms of such grants are summarized below:

                                                                                  Option Price
                                                             Number of         -------------------
                                                            Underlying         Weighted
                              Range of Exercise Prices         Shares           Average      Total
                              ------------------------      ----------         --------      -----

                            Granted at market value
                               Director
                                    $0.33                    1,000,000           $  0.33   $ 330,000
                               Officer and Employees
                                    $0.22 to $0.34           2,390,000           $  0.33   $ 795,800




In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to operations was $341,875 and $386,458 for the first six months of 2002 and 2001, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)



NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS  (continued)

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At June 30, 2002, the Company had options and warrants outstanding for the purchase of shares of common stock as follows:

Warrants                                               1,045,143
Stock Options:
  Non-Affiliates                                         290,000
  Directors, Officers and Employees                   19,110,670
                                                      ----------
Total                                                 20,445,813
                                                      ==========


All of the warrants and non-affiliates stock options are vested and exercisable as of June 30, 2002.

NOTE 5. RELATED PARTY TRANSACTIONS

Mr. Kevin Howe, the Company's Chairman through January 2002, and Mr. Drew Johnson joined the Company's Board of Directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. and MT Partners, L.P., respectively, in connection with the initial tranche of funding of a three-stage $3,750,000 investment in the Company, completed May 1, 2000. Mr. Howe resigned from the Board effective May 1, 2002. The notes related to the funding were convertible at any time, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes did not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase 2,839,800 and 3,160,200 shares of common stock, respectively, at an exercise price of $0.20 per share. During the second quarter of 2002, Mercury and MT Partners each held convertible promissory notes convertible into an aggregate of up to 10,200,000 and 9,800,000 shares of the Company's common stock, respectively. Effective as of May 14, 2002, the balance of these notes automatically converted into an aggregate of 20,000,000 shares of the Company's common stock. Mercury and MT Partners have fully exercised their warrants to purchase 2,839,800 and 3,160,200 shares of common stock, respectively, as well. As of June 30, 2002, Mercury and MT Partners had sold 1,625,000 and 7,436,500 shares of common stock, respectively.

In March and May 2002, the Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $18,720. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of June 30, 2002.


                                    Year ending June 30,                        Amount
                                    --------------------                        ------

                                              2003                             $224,640
                                              2004                              149,760
                                                                               --------
                                                                               $374,400
                                                                               ========

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES (continued)

On February 20, 2002, the Company executed a non-cancelable capital lease for office equipment for a term of 60 months. The following is a summary of future minimum lease payments together with the present value of the net minimum lease payments as of June 30, 2002.


        Year ending June 30,                              Amount
        --------------------                          -------------
        2003                                          $       3,541
        2004                                                  3,541
        2005                                                  3,541
        2006                                                  3,541
        2007                                                  2,361
                                                      -------------
        Total minimum lease payments                         16,525


        Less: Amount representing
            interest                                         (4,485)
                                                      -------------
        Present value of net minimum
           lease payments                             $      12,040
                                                      =============

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

NOTE 7. SUBSEQUENT EVENT

In connection with the private equity line discussed in Note 4, the Company issued 415,812 shares of common stock at a weighted average price per share of $0.2952, yielding proceeds of $114,591 (net of commissions and escrow costs).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively. It should be read in conjunction with our interim consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     Key factors that could cause actual results to differ materially from our expectations, estimates of costs, projected results or anticipated results include, but are not limited to, the following risks:

     o we may not be able to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms;

     o we may not be able to effectively penetrate our target markets for migration products and sales;

     o we may not be able to successfully develop and/or protect our technology;

     o we may not be able to effectively control increases in expenses associated with sales growth and other costs;

     o management may not be able to successfully implement our business plan and sales strategy;

     o we may not be able to attract and retain a skilled and cohesive management group; and

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

     Revenue Recognition

     Our current revenues consist of services revenues, software license fees and software maintenance and support revenues.

     Services are provided under time and materials contracts and agreed upon fixed or variable fee arrangements. Revenues from services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer.

     Revenues from software licenses and software maintenance and support services are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition."

     We license software under software license agreements. License fee revenues are recognized when an agreement is in force, the product has been delivered, the license fee is fixed or determinable, no significant production modification or customization of the software is required and collectibility is reasonably assured. Total fees under multiple element arrangements are allocated to individual elements based on vendor-specific objective evidence of fair value, principally determined on values when sold separately. License fee revenue for certain application development and data access technology is recognized upon direct shipment to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Costs of Software Developed for Sale

     We expense or capitalize development costs of software to be sold in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. During 2001 and the first six months of 2002, costs related to development were included in research and development costs. No costs were capitalized in 2001 or the first six months of 2002. Other research and development expenditures relate to our on going efforts to extend our product lines and evaluate future products, such as computer language conversion software which would convert code written in one computer language to another (e.g., from "C" and "C++" to Java or managed "C#").

     Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2002, a full valuation allowance has been recorded. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     Management believes that the net loss for the six months ended June 30, 2002 was primarily due to a slow increase in demand for software migration technology and services, which, in management's opinion, is a reflection of the dramatic slowdown in all aspects of information technology (IT) spending that is currently impacting numerous segments of the US economy. Management believes the continued slow adoption of industry standard 64-bit computing is a contributing factor. We believe this slowdown can be attributed, in part, to companies taking short-term cash preservation actions. Nonetheless, in our opinion, in the medium and long term, the demand for software migration technology and services will outgrow the IT market as a whole, as such technology and services become more critical to the reductions in IT infrastructure costs sought by corporate leaders.

     The second quarter of 2002 was a successful quarter for MigraTEC as we developed important strategic relationships, took significant steps forward in other relationships, started to record increased revenue, added key talent to our Board of Directors by appointing John W. White, the former Chief Information Officer of both Compaq and Texas Instruments, to our Board, and raised a significant amount of capital. Most importantly, however, during the second quarter, we believe the market validated three key aspects of our corporate strategy.

     First, the transition to low total cost of ownership (TCO) platforms (a transition that is important to our strategy and which only a year ago did not receive much attention from the press), is rapidly moving to the forefront of IT news and, in our opinion, is regarded as a very important element of the corporate world's strategy for reducing IT costs. As a result, we are focusing our attention on the corporate world and more specifically, the financial services sector, led by the big Wall Street firms, and the public sector, led by the federal government. We expect the demand for migration products and services to increase dramatically as these sectors begin to successfully transition to low TCO platforms.

     Second, we are beginning to reap benefits from our leveraged sales model which focuses on the original equipment manufacturers (OEMs) whose future depends on successfully penetrating the enterprise computing market. These OEMs are increasingly introducing us to their prime customers for pilot projects. While the number and frequency of such pilot projects have yet to meet our expectations (another reflection, in management's opinion, of the overall IT spending environment), we are confident that the pilot phase is key to demonstrating to the corporate world that migration of the enterprise environment to lower TCO platforms is a viable way to achieve the dramatically decreased costs offered by standardizing on lower TCO platforms. Because the majority of custom code resides in the corporate world, successful pilot projects are critical to opening the doors to the high volumes of corporate custom applications.

     Third, our strategic approach of diversifying our focus to include multiple chip technologies and operating environments is proving to be very beneficial as well. For instance, at the enterprise level, we facilitate migrations from Unix to both Windows and Linux to accommodate the use of various operating systems. With respect to hardware, we have built solid relationships with Intel and, as announced in early July, AMD, based on our strategic assumption that low volume, high cost proprietary Reduced Instruction Set Computing ("RISC") based chips would be displaced in high-end servers by increasingly powerful, high volume and therefore significantly lower cost, industry standard chips made primarily by Intel and AMD.

Feedback from the market is clear to us:

     o    Reducing TCO is imperative for the corporate IT world.

     o Standardizing on industry standard technology is an important element in realizing those savings.

     o Standardization cannot take place unless large amounts of custom software applications can be migrated efficiently.

     o The process for migrating must be manageable, predictable and cost effective.

    The OEMs with which we have been developing relationships have indicated to us that we are the only organization of which they are aware that has the technology and methodologies available today that can provide a roadmap for migrations and make them manageable, predictable and cost effective.

     We have developed relationships with the key OEMs and are currently involved in pilot projects in both the financial services and public sectors. During the second quarter, we established formal customer relationships with Microsoft, Hewlett Packard/Compaq and AMD. Additionally, we now have a dedicated account team from IBM focused on helping us more rapidly develop IBM as a customer. We are encouraged by the significant time and resources that each of the entities with which we are associated has invested in their relationship with us. While progress has been slower than desired, it has been steady and reassuring.

     For the year 2002, we expect that in excess of ninety percent of our revenue will be cross-platform based as opposed to 64-bit migration based and that revenue from pilot projects and partner enablement will outpace revenue from software license sales. The point at which the Company has positive cash flow is highly dependent on the rate at which the IT sector recovers and large projects aimed at lowering IT operating costs in the long term are approved.

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

     Revenues

    During the quarter ended June 30, 2002, the Company's revenues consisted of services and software license revenues. Revenues in the second quarter of 2002 increased to $168,821, as compared to $35,650 for the second quarter of 2001. Revenues in the second quarter of 2002 consisted of $158,321 and $10,000 from services and software licenses, respectively, whereas, in the second quarter of 2001 revenues consisted of services and software maintenance fees of $35,000 and $650, respectively. Services revenue in the second quarter of 2002 consisted of revenues from the Company's contracts with SRT Consulting, Inc., Sector 7, USA, Inc., and Microsoft Corporation. Software license revenues resulted from the sale of a license to AMD. Services revenues in the second quarter of 2001 resulted from contracts with Dell Computer Corporation and Unisys Corporation.

      Costs And Expenses

     The Company's total costs and expenses decreased 13% to $1,591,159 during the second quarter of 2002, as compared to $1,830,834 for the second quarter of 2001.

     The majority of the Company's costs and expenses are related to personnel costs. The Company's operating expenses were lower in the second quarter of 2002 as compared to the second quarter of 2001 because the Company employed an average of 31 individuals during the second quarter of 2002, as compared to an average of 39 individuals in the second quarter of 2001.

     Costs of revenues during the second quarter of 2002 were $146,965, as compared to $6,683 for the second quarter of 2001. During the second quarter of 2002, three services engagements were either in process or completed, whereas the Company had no such engagements during the second quarter of 2001.

     Selling and marketing expenses decreased 37% to $291,034 during the second quarter of 2002, as compared to $459,698 for the second quarter of 2001. Employment fees and subcontractor fees decreased an aggregate of $50,977 for the second quarter of 2002 as compared to the second quarter of 2001. These decreases can be attributed primarily to the fact that the Company did not hire selling or marketing employees during this period due to the less than anticipated demand for our products and services. Similarly, advertising costs decreased $143,853 in the first quarter of 2002 as compared to the first quarter of 2001 as a result of less than anticipated market demand as well.

     Research and development expenses decreased 35% to $364,418 during the second quarter of 2002, as compared to $560,816 for the second quarter of 2001. This decrease is due primarily to the Company's initial migration products becoming more fully developed, enabling us to reduce our research and development staff by ten individuals in May 2001. This represented a 48% decrease in research and development staffing levels. In future periods the Company will continue to incur research and development expenses in order to expand the Company's current product line and to continue to develop new products.

     General and administrative expenses decreased to $788,742 during the second quarter of 2002, as compared to $803,637 for the second quarter of 2001. This decrease resulted from decreases in personnel costs and professional accounting and auditing fees. These decreases were partially offset by legal fees which increased $88,065 in 2002 as compared to 2001 due to the Company's recently completed SEC filings and product contracts. Additionally, the Company has incurred costs of $45,749 for the retention of an investor relations firm in the second quarter of 2002 and accrued costs of $13,749 in connection with the 2002 annual stockholders meeting.

     In prior periods, the Company issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the second quarter of 2002 was $170,938, as compared to $180,937 for the second quarter of 2001. This compensation expense was allocated $160,938 and $10,000 to general and administrative costs and research and development costs, respectively, in the second quarter of 2002, whereas, in the second quarter of 2001, such compensation expense was allocated $160,937, $10,000 and $10,000 to general and administrative costs, research and development costs and selling and marketing costs, respectively.

     Interest and Financing Expense

     The Company's interest and financing expense decreased to $2,380 during the second quarter of 2002, as compared to $29,317 for the second quarter of 2001. Interest expense decreased to $2,380 during the second quarter of 2002, as compared to $23,557 for the second quarter of 2001 due the fact that the Company had a greater amount of interest bearing debt outstanding with interest rates ranging from 2% to 15% in the second quarter of 2001 as compared to 2002.

     Financing fees were $5,760 during the second quarter of 2001, as compared to $0 for the second quarter of 2002. Financing fees during the second quarter of 2001 were incurred in connection with warrants granted to The Glebe Group, Inc. which advanced a $200,000 loan to the Company in May 2001.

     Other Income

     Other income in the second quarter of 2002 increased to $10,763, as compared to $121 in the second quarter of 2001. In the second quarter of 2002, the Company was able to invest in short-term interest-bearing investments using funds received from private equity transactions and the exercise of options and warrants which occurred in first six months of 2002, whereas, in the first six months of 2001, the Company did not have excess cash to invest.

     Provision For Income Taxes

     As a result of operating losses for 2002 and 2001, the Company did not incur a federal income tax obligation for the quarters ended June 30, 2002 and 2001. No tax benefit was recorded during the second quarters of 2002 and 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2018.

     Net Loss

     For the quarter ended June 30, 2002, the Company incurred a net loss of $1,413,955, or $0.01 per share, as compared to a net loss of $1,824,380, or $0.02 per share, for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

     Revenues

    In the first six months of 2002, the Company's revenues consisted of services and software license revenues. For the six months ended June 30, 2002, the Company's revenues increased to $168,821, as compared to $129,633 for the six months ended June 30, 2001. Revenues in the first six months of 2002 consisted of $158,821 and $10,000 from services and software licenses, respectively, whereas, in the first six months of 2001 revenues consisted of services and software maintenance fees of $128,333 and $1,300, respectively. Services revenue in the first six months of 2002 consisted of revenues from the Company's contracts with SRT Consulting, Inc., Sector 7, USA, Inc. and Microsoft Corporation. Software license revenues resulted from the sale of a license to AMD. Services revenues in the first six months of 2001 resulted from contracts with Dell Computer Corporation, Labtec, Inc. and Unisys Corporation.

     Costs And Expenses

     The Company's total costs and expenses decreased 15% to $3,161,159 during the first six months of 2002, as compared to $3,724,445 for the first six months of 2001.

     The majority of the Company's costs and expenses are related to personnel costs. The Company's operating expenses were lower in the first six months of 2002 as compared to the first six months of 2001 because the Company employed an average of 31 individuals during the first six months of 2002, as compared to an average of 41 individuals in the first six months of 2001.

     Costs of revenues during the first six months of 2002 were $146,965, as compared to $6,683 for the first six months of 2001. In 2002, three services engagements were either in process or completed, whereas in 2001 the Company had no such engagements.

     Selling and marketing expenses decreased 32% to $675,438 during the first six months of 2002, as compared to $992,075 for the first six months of 2001. Employment fees and subcontractor fees decreased an aggregate of $123,750 in the first six months of 2002 as compared to the first six months of 2001. These decreases can be attributed primarily to the fact that the Company did not hire selling or marketing employees during this period due to the less than anticipated demand for our products and services. Similarly, advertising costs decreased $189,603 in the first six months of 2002 as compared to the first six months of 2001 as a result of less than anticipated market demand as well.

     Research and development expenses decreased 40% to $718,372 during the first six months of 2002, as compared to $1,188,463 for the first six months of 2001. This decrease is due primarily to the Company's initial migration products becoming more fully developed, enabling us to reduce our research and development staff by ten individuals in May 2001. This represented a 48% decrease in research and development staffing levels. In future periods the Company will continue to incur research and development expenses in order expand the Company's current product line and to continue to develop new products.

     General and administrative expenses increased 5% to $1,620,384 during the first six months of 2002, as compared to $1,537,224 for the first six months of 2001. This increase resulted from costs of $82,952 for the retention of an investor relations firm in the first six months of 2002 and accrued costs of $27,498 in connection with the 2002 annual stockholders meeting.

     In prior periods, the Company issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first six months of 2002 was $341,875, as compared to $386,458 for the first six months of 2001. This compensation expense was allocated $321,875 and $20,000 to general and administrative and research and development costs, respectively, in the first six months of 2002, whereas, in the first six months of 2001, such compensation expense was allocated $321,875, $44,583 and $20,000 to general and administrative, selling and marketing, and research and development costs, respectively.

     Interest and Financing Expenses

     The Company's interest and financing expenses decreased to $6,414 during the first six months of 2002, as compared to $101,215 for the first six months of 2001. Interest expense decreased to $6,414 during the first six months of 2002, as compared to $36,479 for the first six months of 2001.

     Financing fees decreased to $0 during the first six months of 2002, as compared to $64,736 for the first six months of 2001, due to additional working capital requirements in 2001.

     Other Income

     Other income in the first six months of 2002 increased to $13,268, as compared to $706 in the first six months of 2001. In the first six months of 2002, the Company was able to invest in short-term interest-bearing investments using funds received from private equity transactions and the exercise of options and warrants which occurred in the first six months of 2002, whereas, in the first six months of 2001, the Company did not have excess cash to invest.

     Provision For Income Taxes

     As a result of operating losses for 2002 and 2001, MigraTEC did not incur a federal income tax obligation for the first six months ended June 30, 2002 and 2001. No tax benefit was recorded during the first six months of 2002 or 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2018.

     Net Loss

     For the six months ended June 30, 2002, MigraTEC incurred a net loss of $2,985,484, or $0.02 per share, as compared to a net loss of $3,695,321, or $0.04 per share, for the six months ended June 30, 2001.

      Capital Raised in 2002

      During the first six months of 2002, we raised approximately $4,952,450 from the following sources:

                  o We issued 2,036,519 shares of unregistered common stock under the Common Stock Purchase Agreement with Ironhead Investments Inc. (see Liquity and Capital Resources). These shares were sold in two transactions and raised $615,500 (net of commissions and escrow costs of $34,500) with a weighted average price per share of $0.3192.

                  o We issued 1,134,000 shares of common stock upon exercise of previously issued options and warrants yielding proceeds of $226,800 with a weighted average price per share of $0.20.

                  o We issued 16,467,000 shares of unregistered common stock in connection with completed private placements yielding net proceeds of $4,110,150 with a weighted average price per share of $0.25.

      Potential Dilution

     The following chart demonstrates the potential dilution of our issued and outstanding common stock as of June 30, 2002.

                                                                 Weighted average exercise
                                                                       price per share
Common stock outstanding                             158,359,431
Warrants                                               1,045,143    $          0.3648
Stock Options:
     Non-Affiliates                                      290,000               0.6448
     Directors, Officers and Employees                19,110,670               0.3433
                                               -----------------
                                                     178,805,244
                                               =================


     Additional dilution may result from additional stock option grants pursuant to the MigraTEC, Inc. Long-Term Incentive Plan. As of June 30, 2002, options to purchase 6,725,144 shares of common stock remain issuable under the MigraTEC, Inc. Long-Term Incentive Plan.

Liquidity and Capital Resources

     For the first six months of 2002, the net cash used in operating activities of $2,532,292 resulted from our net loss of $2,985,484, which included non-cash charges for depreciation, and amortization of $45,725 and charges for deferred stock compensation of $341,875. For the first six months of 2001, the net cash used in operating activities of $2,803,767 resulted from our net loss of $3,695,321, which included non-cash charges for depreciation and amortization of $65,091 and deferred stock compensation of $386,458.

     As of June 30, 2002, we had cash of $2,927,225 and $88,650 in outstanding accounts receivable, compared to cash of $649,302 and $15,000 in outstanding accounts receivable at December 31, 2001.

     As of June 30, 2002, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:


                                                                         PAYMENTS DUE BY PERIOD
                                                                         ----------------------

                                                                              LESS
                                                                              THAN 1                         AFTER 3
                   CONTRACTUAL OBLIGATIONS                    TOTAL           YEAR          1-3 YEARS         YEARS
                   ------------------------------------    ------------    ------------    ------------    ------------

                   Long -Term Debt                         $     14,796    $     10,668    $      4,128    $         --
                   Capital Lease Obligations                     12,040           1,959           7,841           2,240
                   Operating Leases                             374,400         224,640         149,760              --
                                                           ------------    ------------    ------------    ------------
                   Total Contractual Cash Obligations      $    401,236    $    237,267    $    161,729    $      2,240
                                                           ============    ============    ============    ============

         During the six months ended June 30, 2002, we had net cash provided by financing activities of $4,834,047 consisting of $4,952,450 in connection with the issuance of common stock. The cash proceeds were offset by $118,403 expended for the repayment of principal of notes payable and an obligation under a capital lease. During the six months ended June 30, 2001, we had net cash provided by financing activities of $3,258,422, consisting of proceeds from notes payable in the aggregate amount of $450,000 and $3,398,477 in connection with the issuance of common stock. The cash proceeds were offset by $590,055 expended for the repayment of principal of notes payable and an obligation under a capital lease.


         On March 27, 2001, we entered into a Common Stock Purchase Agreement with Ironhead Investments Inc. establishing a private equity line of credit. Ironhead has committed to purchase from us shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period. The number of shares actually issuable by us and the price per share to be paid by Ironhead are dependent upon a defined trading volume of our common stock and a defined average trading price (net of a 6% discount). During the first six months of 2002, we raised proceeds of $615,500 (net of commissions and escrow costs) under this arrangement through the sale of 2,036,519 shares of common stock at a weighted average price per share of $0.3192. The private equity line of credit expires in February 2003.

          In connection with the private equity line of credit, Ironhead and GKN Securities were issued five-year warrants to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $0.42 per share. We engaged GKN as an agent to facilitate this transaction. GKN receives a 5% placement fee for each draw under the equity line of credit.

          We are prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable us to issue additional shares to Ironhead without violating this condition.

         We had substantial operating losses during the first six months of 2002 and the prior three years. For the years ended December 31, 2001, 2000 and 1999, we incurred net losses of $5,863,017, $10,193,130 and $4,184,078, respectively. At June 30, 2002, we had an accumulated deficit of $30,679,818.

         We may raise additional capital to fund expanded sales and marketing efforts and other normal operating costs. We may need additional capital over the next 12 months to further develop and aggressively market our new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

         o internal technological developments and those of our technology and marketing associates;

         o the continued and accelerated movement of the IT industry to low TCO platforms;

         o the successful introduction and acceptance of Intel's 64-bit chips, Itanium, Itanium 2 and AMD's Opteron chip;

         o rapid and wide-spread adoption of automated migration technology;

         o further development and protection of our proprietary software products and services;

         o expansion of our marketing program and market acceptance of our products and services;

         o capacity to further identify us as a provider of migration products;

         o our ability to control increases in expenses associated with sales growth and other costs;

         o        the availability of substantial additional funding; and

         o our ability to attract and maintain a skilled and cohesive management group.

         Our continued existence and plans for future growth are dependent, in part, upon our ability to obtain the capital necessary to operate, primarily through the generation of revenue and supplemented through the issuance of additional debt or equity. If we are not able to generate sufficient revenues and cash flows in the near term or obtain additional or alternative funding, we will be unable to continue as a going concern. In the six months ended June 30, 2002, we have completed private placements of 16,467,000 shares of unregistered common stock yielding net proceeds of $4,110,150, issued 1,134,000 shares of common stock upon exercise of options and warrants yielding proceeds of $226,800 and issued 2,036,519 shares of common stock in connection with the private equity line yielding proceeds of $615,500 (net of commissions and escrow costs). As a result of these transactions, we believe that funds will be available to meet our obligations for at least twelve months from the date of our most recent balance sheet. Beyond that, in the event we are unable to obtain additional capital from either profitable operations or capital sources, we may be forced to significantly reduce or discontinue our current operations.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2002, we sold our unregistered securities in the transactions described below.

         On May 14, 2002, we issued a three-year warrant to purchase 124,550 shares of common stock at an exercise price of $0.25 per share to one of our directors for services rendered to the Company. We issued such securities in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         Between April 1, 2002 and June 30, 2002, we issued an aggregate of 6,113,000 shares of common stock at a price of $0.25 per share to one partnership, two corporations, 13 individuals and one trust. Each of these investors was an accredited investor that acquired such securities for investment purposes. We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

ITEM 5. OTHER INFORMATION

         On July 30, 2002 our Board elected John W. White to the Board of Directors. Mr. White is the retired Vice President and Chief Information Officer for Compaq Computer Corporation. Prior to joining Compaq, Mr. White spent 28 years with Texas Instruments where he served in various management and technical roles, including Vice President and Chief Information Officer and President of the Information Technology Group. He also spent four years with Electronic Data Systems developing the EDS on-line transaction processing system for the health care, life insurance, and banking industries. Mr. White currently serves on the boards of Citrix Systems, OmniSpace and Scheduling.com and serves as an advisory board member of Webex. He is also Chairman of the advisory board of Contivo and Chairman of the Board of Metasolv Software, Fuegotech and NetNumber.com.

         The 2002 Annual Meeting of Stockholders will take place on October 10, 2002. All stockholders of record as of September 4, 2002 will be entitled to vote on matters submitted to the stockholders for consideration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits required to be furnished pursuant to this Item 6(a) are listed in the Exhibit Table below.

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K during the quarterly period ended June 30, 2002.

                                  EXHIBIT TABLE


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

     10.3 MigraTEC, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 4 to MigraTEC's Form S-8 filed March 12, 1999,
             File No. 333-74309).

     10.4    Stock Option Agreements between MigraTEC, Inc. and each of Rick J.
             Johnson and Richard A. Gray, Jr., dated as of May 1, 1998
             (incorporated herein by reference to Exhibit 1 to MigraTEC's Form
             S-8 filed October 19, 1999, File No. 333-89291).

     10.5 Letter Agreements regarding Modification of Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A.
             Gray, Jr., dated as of September 7, 1999 (incorporated herein by reference to Exhibit 2 to MigraTEC's Form S-8 filed October 19,
             1999, File No. 333-89291).

     10.6    Stock Option Agreement between MigraTEC, Inc. and EAI Partners,
             Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No.
             333-44946).

     10.7    Form of Nonqualified Stock Option Agreement between MigraTEC, Inc.
             and Richard A. Gray, Jr., dated as of January 31, 2000
             (incorporated herein by reference to Exhibit 10.8 to Amendment No.
             1 to MigraTEC's registration statement on Form SB-2 filed November
             13, 2000, File No. 333-44946).

     10.8    MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated
             (filed herewith).

     10.9    Form of Stock Option Agreement pursuant to the MigraTEC, Inc.
             Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC's Form S-8 filed
             November 6, 2000, File No. 333-49398)

     10.10   Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and
             Mercury Fund No.1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

     10.11   Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd.
             (incorporated herein by reference to Exhibit 4.2 to MigraTEC's Form
             10-KSB for the year ended December 31, 1999 filed April 14, 2000,
             File No. 000-28220).

     10.12   $1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to
             MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

     10.13   $1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000
             (incorporated herein by reference to Exhibit 10.10 to MigraTEC's
             Form 10-KSB for the year ended December 31, 1999 filed April 14,
             2000, File No. 000-28220).

     10.14   Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000
             (incorporated herein by reference to Exhibit 10.12 to MigraTEC's
             Form 10-KSB for the year ended December 31, 1999 filed April 14,
             2000, File No. 000-28220).

     10.15   Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P.,
             Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

     10.16   Registration Rights Agreement between MigraTEC, Inc. and MT
             Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January
             25, 2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed
             April 14, 2000, File No. 000-28220).

     10.17   Form of Director Indemnification Agreement between MigraTEC, Inc.
             and each of Drew R. Johnson, W. Curtis Overstreet and Richard A.
             Gray, Jr., dated as of January 25, 2000, and each of William B.
             Patton, Jr. and T. Ulrich Brechbuhl, dated as of January 29, 2002 and February 11, 2002, respectively (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

     10.18   Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of MT Partners, L.P., dated February 28, 2000
             (incorporated herein by reference to Exhibit 10.16 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.19   Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000
             (incorporated herein by reference to Exhibit 10.17 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.20   Office Lease Agreement between MigraTEC, Inc. and Charter Crown
             Plaza Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

     10.21   Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of MT Partners, L.P., dated June 1, 2000
             (incorporated herein by reference to Exhibit 10.19 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.22   Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000
             (incorporated herein by reference to Exhibit 10.20 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.23   Lease Modification Agreement Number One between MigraTEC, Inc. and
             Charter Crown Plaza Partners, L.P., dated November 16, 2000
             (incorporated herein by reference to Exhibit 10.21 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.24   $565,000 Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1,
             Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.22 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

     10.25   Security Agreement between MigraTEC, Inc. and Mercury Fund No. 1,
             Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.23 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

     10.26   Stock Option Amendment Agreement between MigraTEC, Inc. and EAI
             Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

     10.27 Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated
             January 26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

     10.28   Assignment and Assumption Agreement between MJ Capital Partners
             III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001
             (incorporated herein by reference to Exhibit 10.26 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.29 Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001
             (incorporated herein by reference to Exhibit 10.27 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.30 Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC's registration statement on Form SB-2 filed March 29,
             2001, File No. 333-57830).

     10.31 Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

     10.32   Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead
             Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

     10.33   Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc.
             and Epstein Becker & Green, P.C., dated as of March 27, 2001
             (incorporated herein by reference to Exhibit 10.31 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No.
             333-57830).

     10.34   Registration Rights Agreement between MigraTEC, Inc. and Ironhead
             Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

     10.35 Stock Purchase Warrants issued to Richard A. Gray, Jr. for 175,450 and 124,550 shares of common stock, dated as of March 31, 2002 and May 14, 2002, respectively (filed herewith).

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

MIGRATEC, INC.

By:      /s/ T. Ulrich Brechbuhl                        Dated:  August 14, 2002
         ----------------------------------------
         T. Ulrich Brechbuhl
         President and Chief Financial Officer


         /s/ W. Curtis Overstreet                       Dated:  August 14, 2002
         ----------------------------------------
         W. Curtis Overstreet
         Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------

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

     10.3 MigraTEC, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 4 to MigraTEC's Form S-8 filed March 12, 1999,
             File No. 333-74309).

     10.4    Stock Option Agreements between MigraTEC, Inc. and each of Rick J.
             Johnson and Richard A. Gray, Jr., dated as of May 1, 1998
             (incorporated herein by reference to Exhibit 1 to MigraTEC's Form
             S-8 filed October 19, 1999, File No. 333-89291).

     10.5 Letter Agreements regarding Modification of Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A.
             Gray, Jr., dated as of September 7, 1999 (incorporated herein by reference to Exhibit 2 to MigraTEC's Form S-8 filed October 19,
             1999, File No. 333-89291).

     10.6    Stock Option Agreement between MigraTEC, Inc. and EAI Partners,
             Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC's registration statement on Form SB-2 filed November 13, 2000, File No.
             333-44946).

     10.7    Form of Nonqualified Stock Option Agreement between MigraTEC, Inc.
             and Richard A. Gray, Jr., dated as of January 31, 2000
             (incorporated herein by reference to Exhibit 10.8 to Amendment No.
             1 to MigraTEC's registration statement on Form SB-2 filed November
             13, 2000, File No. 333-44946).

     10.8    MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated
             (filed herewith).

     10.9    Form of Stock Option Agreement pursuant to the MigraTEC, Inc.
             Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC's Form S-8 filed
             November 6, 2000, File No. 333-49398).

     10.10   Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000
             (incorporated herein by reference to Exhibit 10.9 to MigraTEC's
             Form 10-KSB for the year ended December 31, 1999 filed April 14,
             2000, File No. 000-28220).

     10.11   Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd.
             (incorporated herein by reference to Exhibit 4.2 to MigraTEC's Form
             10-KSB for the year ended December 31, 1999 filed April 14, 2000,
             File No. 000-28220).


     10.12   $1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to
             MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

     10.13   $1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000
             (incorporated herein by reference to Exhibit 10.11 to MigraTEC's
             Form 10-KSB for the year ended December 31, 1999 filed April 14,
             2000, File No. 000-28220).

     10.14   Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and
             Mercury Fund No. 1, Ltd., dated as of January 25, 2000
             (incorporated herein by reference to Exhibit 10.12 to MigraTEC's
             Form 10-KSB for the year ended December 31, 1999 filed April 14,
             2000, File No. 000-28220).

     10.15   Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P.,
             Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

     10.16   Registration Rights Agreement between MigraTEC, Inc. and MT
             Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January
             25, 2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed
             April 14, 2000, File No. 000-28220).

     10.17   Form of Director Indemnification Agreement between MigraTEC, Inc.
             and each of Kevin C. Howe, Drew R. Johnson, W. Curtis Overstreet and Richard A. Gray, Jr., dated as of January 25, 2000, and each of William B. Patton, Jr. and T. Ulrich Brechbuhl, dated as of January
             29, 2002 and February 11, 2002, respectively (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

     10.18   Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of MT Partners, L.P., dated February 28, 2000
             (incorporated herein by reference to Exhibit 10.16 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.19   Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000
             (incorporated herein by reference to Exhibit 10.17 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.20   Office Lease Agreement between MigraTEC, Inc. and Charter Crown
             Plaza Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
             000-28220).

     10.21   Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of MT Partners, L.P., dated June 1, 2000
             (incorporated herein by reference to Exhibit 10.19 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.22   Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC,
             Inc. in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000
             (incorporated herein by reference to Exhibit 10.20 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.23   Lease Modification Agreement Number One between MigraTEC, Inc. and
             Charter Crown Plaza Partners, L.P., dated November 16, 2000
             (incorporated herein by reference to Exhibit 10.21 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.24   $565,000 Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1,
             Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.22 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

     10.25   Security Agreement between MigraTEC, Inc. and Mercury Fund No. 1,
             Ltd., dated as of December 1, 2000 (incorporated herein by reference to Exhibit 10.23 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).


     10.26   Stock Option Amendment Agreement between MigraTEC, Inc. and EAI
             Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

     10.27 Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated
             January 26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC's Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

     10.28   Assignment and Assumption Agreement between MJ Capital Partners
             III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001
             (incorporated herein by reference to Exhibit 10.26 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.29 Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001
             (incorporated herein by reference to Exhibit 10.27 to MigraTEC's
             Form 10-KSB for the year ended December 31, 2000 filed March 22,
             2001, File No. 000-28220).

     10.30 Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC's registration statement on Form SB-2 filed March 29,
             2001, File No. 333-57830).

     10.31 Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

     10.32   Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead
             Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

     10.33   Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc.
             and Epstein Becker & Green, P.C., dated as of March 27, 2001
             (incorporated herein by reference to Exhibit 10.31 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No.
             333-57830).

     10.34   Registration Rights Agreement between MigraTEC, Inc. and Ironhead
             Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC's registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

     10.35 Stock Purchase Warrants issued to Richard A. Gray, Jr. for 175,450 and 124,550 shares of common stock, dated as of March 31, 2002 and May 14, 2002, respectively (filed herewith).

     11.1    Statement re: Computations of Net Loss per Share (filed herewith).

     24.1    Power of Attorney  (included in the signature page of this report).