Form 10QSB
period 2002-09-30
MIGRATEC INC
filed 2002-11-14
CIK 850599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

COMMISSION FILE NUMBER: 000-28220

MIGRATEC, INC.

(Name of Small Business Issuer as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	65-0125664 (I.R.S. Employer Identification No.)

11494 LUNA ROAD, SUITE 100, DALLAS, TEXAS 75234-9421
(Address of Principal Executive Offices; Zip Code)

(972) 969-0300
(Issuer’s Telephone Number, Including Area Code)

The number of shares outstanding of each of the issuer’s classes of common equity as of November 14, 2002:

Title of Class	Number of Shares Outstanding
Common Stock, $0.001 par value per share	159,057,550

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION BY CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER
EXHIBIT INDEX
EX-3.2 Amendment to Certificate of Incorporation
EX-11.1 Statement Re: Computations of Net Loss
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

INDEX

Page

PART I — FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Consolidated Condensed Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001	1
Consolidated Condensed Statements of Operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 (unaudited)	2
Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2002 (unaudited)	3
Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	4
Notes to Consolidated Condensed Financial Statements (unaudited)	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. CONTROLS AND PROCEDURES	22
PART II — OTHER INFORMATION	23
ITEM 2. CHANGES IN SECURITIES	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	24

 i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,744,219	$649,302
Accounts receivable	89,167	15,000
Other current assets	240,503	73,206

Total current assets	2,073,889	737,508
PROPERTY AND EQUIPMENT, NET	131,910	145,381
OTHER ASSETS	7,752	8,221

Total Assets	$2,213,551	$891,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt and notes payable	$11,027	$118,763
Accounts payable	349,907	305,663
Accrued expenses	326,562	157,388
Obligation under capital lease	2,029	1,744

Total current liabilities	689,525	583,558
LONG-TERM LIABILITIES
Long-term portion of notes payable	1,234	2,509,639
Long-term portion of obligation under capital lease	9,546	2,459

Total long-term liabilities	10,780	2,512,098

Total liabilities	700,305	3,095,656
MINORITY INTEREST	(3,752)	(3,752)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock 50,000,000 shares authorized; $0.001 par value; none issued or outstanding
Common stock $0.001 par value; 200,000,000 shares authorized; 158,978,498 and 128,586,361 shares issued at September 30, 2002 and December 31, 2001, respectively; 158,978,498 and 118,721,912 shares outstanding at September 30, 2002 and December 31, 2001, respectively	158,978	128,586
Additional paid-in capital	33,723,639	27,911,907
Deferred stock compensation	(256,250)	(769,062)
Treasury stock, at cost (9,864,449 shares in 2001)	—	(1,777,891)
Accumulated deficit	(32,109,369)	(27,694,334)

Total stockholders’ equity (deficit)	1,516,998	(2,200,794)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,213,551	$891,110

The accompanying notes are an integral part of these consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES
Software licenses	$25,000	$—	$35,000	$—
Services	138,454	53,500	297,275	181,833
Software maintenance fees	—	650	—	1,950

Total revenues	163,454	54,150	332,275	183,783

COSTS AND EXPENSES
Cost of revenues	120,700	44,725	267,665	51,408
Selling and marketing	412,704	285,601	1,088,141	1,277,676
Research and development	376,276	353,470	1,094,648	1,541,934
General and administrative	688,992	590,363	2,309,376	2,127,586

Total costs and expenses	1,598,672	1,274,159	4,759,830	4,998,604

LOSS FROM OPERATIONS	(1,435,218)	(1,220,009)	(4,427,555)	(4,814,821)
Other income (expense)
Interest and financing expense	(2,898)	(71,424)	(9,312)	(172,639)
Other income, net	8,565	6,337	21,832	7,043

Total other income (expense)	5,667	(65,087)	12,520	(165,596)

Net loss	$(1,429,551)	$(1,285,096)	$(4,415,035)	$(4,980,417)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.01)	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES ISSUED AND OUTSTANDING (BASIC AND DILUTED)	158,643,310	111,999,393	142,424,796	99,373,321

The accompanying notes are an integral part of these consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2002

				DEFERRED
	COMMON	COMMON	ADDITIONAL	STOCK	TREASURY	TREASURY	ACCUMU-
	STOCK	STOCK	PAID-IN	COMPEN-	STOCK	STOCK	LATED
	(SHARES)	AMOUNT	CAPITAL	SATION	(SHARES)	AMOUNT	DEFICIT	TOTAL

Balance at January 1, 2002	128,586,361	$128,586	$27,911,907	$(769,062)	(9,864,449)	$(1,777,891)	$(27,694,334)	$(2,200,794)
Issuance of stock in connection with private placements for cash	16,467,000	16,467	4,093,683	—	—	—	—	4,110,150
Issuance of stock in connection with private equity line	2,643,586	2,643	780,422	—	—	—	—	783,065
Issuance of stock in connection with exercise of options and warrants	1,146,000	1,146	225,654	—	—	—	—	226,800
Issuance of stock in connection with conversion of debt to equity	20,000,000	20,000	2,480,000	—	—	—	—	2,500,000
Deferred stock compensation expense	—	—	—	512,812	—	—	—	512,812
Retirement of treasury stock	(9,864,449)	(9,864)	(1,768,027)	—	9,864,449	1,777,891	—	—
Net loss	—	—	—	—	—	—	(4,415,035)	(4,415,035)

Balance at September 30, 2002	158,978,498	$158,978	$33,723,639	$(256,250)	—	$—	$(32,109,369)	$1,516,998

The accompanying notes are an integral part of these consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,415,035)	$(4,980,417)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Depreciation and amortization	71,048	91,886
Deferred stock compensation	512,812	557,396
Financing fees	—	84,000
Warrants issued for consulting services	—	17,000
Warrants issued for financing fees	—	32,336
Change in assets and liabilities:
(Increase) in accounts receivable	(74,167)	(35,000)
(Increase) decrease in other current assets	(167,297)	10,893
Decrease in other assets	265	—
Increase (decrease) in accounts payable	44,244	(51,363)
Increase in accrued expenses	169,174	334,589
(Decrease) in deferred income	—	(55,283)

Net cash (used by) operating activities	(3,858,956)	(3,993,963)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44,740)	(73,201)

Net cash (used in) investing activities	(44,740)	(73,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	450,000
Proceeds from issuance of common stock	5,120,015	4,816,869
Payments under obligation of capital lease	(5,261)	(823)
Repayment of notes payable	(116,141)	(687,348)

Net cash provided by financing activities	4,998,613	4,578,698

Net increase in cash	1,094,917	511,534
Cash — beginning	649,302	242,254

Cash — ending	$1,744,219	$753,788

SUPPLEMENTAL DISCLOSURES:
Interest paid	$10,274	$37,302

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock upon conversion of debt to equity	$2,500,000	$1,250,000

Purchase of equipment with capital lease	$12,633	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation (“MigraTEC”), is a developer and provider of software solutions and support services relating to the upgrading or migrating of software applications, enabling them to run on newer, more efficient operating systems and hardware platforms.

Beginning in 1999, MigraTEC redirected its strategic focus from selling software products aimed at Y2K solutions to developing technology designed to enable automated solutions for upgrading software applications from 32-bit to 64-bit versions of an operating system or for migrating software applications from one operating system to another, such as from Solaris to Windows or Linux. The majority of MigraTEC’s efforts prior to 2002 were related to research and development activities.

MigraTEC licenses its solutions to systems integrators and service providers to perform outsourced application migrations for their customers. On a limited basis, MigraTEC deploys its solutions directly to application owners.

MigraTEC is the parent of a majority owned foreign subsidiary, One Up Computer Services, Ltd. (“One Up, Ltd.”), incorporated under the laws of the Province of Ontario, Canada. One Up, Ltd. ceased its operations in 1997. At December 31, 1999, a reserve was provided for all of the assets of One Up, Ltd. in the amount of $36,808, which MigraTEC does not expect to be realizable. Liabilities of One Up, Ltd. in the amount of $45,736 will remain until the obligations are resolved.

The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of MigraTEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2001 and 2000, included in MigraTEC’s Form 10-KSB for the fiscal year ended December 31, 2001 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of MigraTEC and One Up, Ltd., collectively referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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
September 30, 2002
(Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first nine months of 2002 and 2001 was $204 and $26,472, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include accounts receivable and accounts payable, for which the carrying amounts approximate fair value.

COSTS OF SOFTWARE DEVELOPED FOR SALE

The Company expenses or capitalizes development costs of software to be sold in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company’s net current and non-current deferred tax assets have been fully reserved at September 30, 2002 and December 31, 2001.

REVENUE RECOGNITION

The Company’s revenues consist of services revenues, software license fees and software maintenance and support revenues.

Services are usually provided under time and materials contracts and agreed upon fee arrangements. Revenues from services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer. Services revenues in 2001 include revenue related to a multiple elements agreement between the Company and Dell Computer Corporation for which revenue is recognized pro rata over the contract term.

Revenues from software licenses and software maintenance and support services are recognized in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2 “Software Revenue Recognition.”

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
September 30, 2002
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

The effect of stock options and warrants that aggregated 27,059,981 and 19,096,554 shares as of September 30, 2002 and 2001, respectively, would be anti-dilutive due to the Company’s losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

The convertible secured promissory notes discussed in Note 3 automatically converted into 20,000,000 shares of the Company’s common stock effective as of May 14, 2002.

POTENTIAL DILUTION

The following chart demonstrates the potential dilution of our issued and outstanding common stock as of September 30, 2002.

		Weighted average exercise
		price per share

Common stock outstanding	158,978,498
Warrants	1,055,143	$0.3633
Stock Options:
Non-Affiliates	290,000	0.6448
Directors, Officers and Employees	25,714,838	0.3202

	186,038,479

Additional dilution may result from the exercise of stock options pursuant to additional stock option grants under the MigraTEC, Inc. Long-Term Incentive Plan. As of September 30, 2002, options to purchase 608,976 shares of common stock remain issuable under the plan.

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

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Such excess is deferred and amortized as compensation expense over the respective vesting periods, which are principally 36 months.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS Nos. 141 and 142 has not had a significant impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, for a disposal of a segment of a business.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a significant impact on the Company’s financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $5,863,017 and used cash in operations of $4,952,831 for the year ended December 31, 2001. In addition, at December 31, 2001, the Company had a net stockholder’s deficit of $2,200,794. The Company incurred a loss of $4,415,035 and used cash in operations of $3,858,956 for the first nine months of 2002. At September 30, 2002, the Company had net stockholder’s equity of $1,516,998. The Company’s continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity, and on its ability to effectively penetrate the developing market for migration software, services and related products. Management believes the Company will successfully raise additional capital in 2002 and that funds will be available to meet the Company’s obligations for at least the next 12 months. If the Company is not able to obtain additional or alternative funding, or generate sufficient revenues and cash flows in the near term, the Company will be unable to continue as a going concern.

In the first nine months of 2002, the Company raised net proceeds of $4,110,150 in private equity transactions and has received $226,800 from the exercise of options and warrants. In addition, the Company entered into a private equity line of credit agreement on March 27, 2001, pursuant to which the Company can draw down, under certain conditions, up to $20,000,000 over a 20-month period, of which the Company has drawn $783,065 (net of commissions and escrow costs) since December 31, 2001. The Company may need to raise additional capital in the remainder of 2002 to fund expanded sales and marketing as well as development efforts and continued operations. There can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 3. NOTES PAYABLE

Notes payable at September 30, 2002 and December 31, 2001, include the following:

	September 30, 2002	December 31, 2001

Convertible secured promissory notes to Mercury Fund No. 1, Ltd. in the amount of $1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. These notes have been converted into shares of common stock as more fully described below.	$—	$1,275,000
Convertible secured promissory notes to MT Partners, L.P. in the amount of $1,975,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999 These notes have been converted into shares of common stock as more fully described below.	—	1,225,000
Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners III, L.P. as of January 2001) in the original aggregate amount of $250,000 Modified, extended and renewed to increase the outstanding loan amount to $250,000, bearing interest at 15% per annum, interest only payable monthly until May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002 In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This warrant was exercised in March 2001.
	—	108,777
Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December 10, 2003.	12,261	19,625

Total outstanding	12,261	2,628,402
Less current portion	(11,027)	(118,763)

Long-term portion	$1,234	$2,509,639

In the first quarter of 2000, the Company closed a private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the “Investors”). The Investors have the right to designate three directors to serve on the Company’s Board of Directors. Drew R. Johnson, William B. Patton and John W. White currently serve as the Investors’ designees.

The Investors entered into a Note and Warrant Purchase Agreement with the Company (the “Agreement”) pursuant to which the Investors provided $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company. The notes, which were convertible into an aggregate of 30,000,000 shares of common stock, did not accrue interest. Pursuant to the Agreement, the Company issued to the Investors warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share. The warrants have been exercised in full and the notes have been fully converted.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 3. NOTES PAYABLE (continued)

In connection with this private financing, the Investors, the Company and certain stockholders executed a Shareholders’ Agreement, which requires approval of at least 70% of the Company’s Board of Directors for any of the following corporate actions:

1.	permitting authorization of additional series or classes of shares of any capital stock resulting in dilution greater than 10% when compared to the fully diluted common stock equivalent position of the Company as of January 25, 2000;

2.	disposing of all or substantially all of the properties or assets of the Company;

3.	merging where such transaction involves greater than 20% of the Company’s market capitalization;

4.	voluntarily dissolving, liquidating or partially liquidating the Company;

5.	incurring additional debt in excess of $250,000;

6.	incurring any single capital expenditure in excess of $150,000;

7.	declaring or paying any dividend with respect to any capital stock of the Company;

8.	purchasing any capital stock of the Company;

9.	amending the employment contracts or making material changes to the compensation or severance amounts of certain officers of the Company;

10.	amending, altering or repealing the Company’s Certificate of Incorporation or Bylaws; or

11.	entering into contracts with any affiliate of the Company.

Additionally, the Shareholders’ Agreement restricts transfers of the Company’s common stock and provides the Investors with a right of first refusal for private transfers of shares of the Company’s common stock. The Shareholders’ Agreement will terminate upon the consummation of any merger, consolidation, recapitalization or reorganization if any stock or securities received in such merger, consolidation, recapitalization or reorganization are registered under the Securities Exchange Act of 1934, as amended, by the agreement of all parties or at such time as MT Partners and Mercury dispose of common stock comprising more than 60% of their aggregate ownership as of May 1, 2000.

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

As of September 30, 2002, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which approximately 158,978,498 and 128,586,361 shares were issued at September 30, 2002 and December 31, 2001, respectively; and 158,978,498 and 118,721,912 shares were outstanding at September 30, 2002 and December 31, 2001, respectively. On October 10, 2002, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the shares of common stock that the Company is authorized to issue from 200,000,000 shares to 250,000,000 shares (see Note 7). The Company is also authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During the first nine months of 2002, the Company raised net proceeds of $4,110,150 from private placements of 16,467,000 shares of unregistered common stock at a weighted average price per share of $0.25. The Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

Private Equity Line

On March 27, 2001, the Company and Ironhead Investments Inc. (“Ironhead”) entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) establishing a private equity line of credit. Ironhead has committed to purchase from the Company shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period beginning with the date on which these shares were registered with the Securities and Exchange Commission. The number of shares actually issuable by the Company and the price per share to be paid by Ironhead are dependent upon a defined trading volume of the Company’s common stock and a defined average trading price (net of a 6% discount). During the first nine months of 2002, the Company issued 2,643,586 shares of common stock under the Stock Purchase Agreement at a weighted average price per share of $0.3138, yielding proceeds of $783,065 (net of commissions and escrow costs).

In connection with the equity line of credit, Ironhead and GKN Securities (“GKN”) were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company’s common stock at an exercise price of $0.42 per share. None of these warrants have been exercised as of September 30, 2002. The Company engaged GKN as a sales agent to facilitate this transaction. GKN receives a 5% placement fee for each draw under the equity line of credit.

The Company is prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of the then outstanding common stock. Any resale of shares by Ironhead would reduce the number of shares beneficially owned by Ironhead and would enable the Company to issue additional shares to Ironhead without violating this condition.

Exercise Of Options And Warrants

During the first nine months of 2002, the Company issued 1,146,000 shares of common stock upon exercise of options and warrants yielding proceeds of $226,800.

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first nine months of 2002, outside directors, officers and employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan (the “Plan”). The terms of such grants are summarized below:

		Option Price

	Number of
	Underlying	Weighted
Range of Exercise Prices	Shares	Average	Total

Granted at market value
Directors
$0.20 to $0.33	1,500,000	$0.2867	$430,000
Officers and Employees
$0.22 to $0.34	8,566,168	$0.2791	$2,391,034

On May 21, 2002, the Board of Directors amended the Plan to increase the number of shares of common stock authorized and reserved for issuance under the Plan from 14,000,000 shares to 21,900,000 shares, effective as of January 1, 2002. The stockholders approved the amendment on October 10, 2002 (see Note 7).

In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company’s common stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to operations was $512,812 and $557,396 for the first nine months of 2002 and 2001, respectively.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

TOTAL OPTIONS AND WARRANTS OUTSTANDING

At September 30, 2002, the Company had options and warrants outstanding for the purchase of shares of common stock as follows:

Warrants	1,055,143
Stock Options:
Non-Affiliates	290,000
Directors, Officers and Employees	25,714,838

Total	27,059,981

All of the warrants and stock options granted to non-affiliates are vested and exercisable as of September 30, 2002.

NOTE 5. RELATED PARTY TRANSACTIONS

In connection with Mercury Fund No. 1, Ltd.’s and MT Partners, L.P.’s, three-stage, $3,750,000 investment in the Company, completed May 1, 2000, Mercury and MT Partners have the right to designate three directors to serve on the Company’s Board of Directors. Drew R. Johnson, William B. Patton, Jr. and John W. White currently serve as the designees of Mercury and MT Partners. The notes related to the investment were convertible into an aggregate of 30,000,000 shares of common stock, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes did not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share. The warrants have been exercised in full and the notes have been fully converted.

In March and May 2002, the Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $18,720. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of September 30, 2002.

Year ending September 30,	Amount

2003	$224,640
2004	93,600

$318,240

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES (continued)

On February 20, 2002, the Company executed a non-cancelable capital lease for office equipment for a term of 60 months. The following is a summary of future minimum lease payments together with the present value of the net minimum lease payments as of September 30, 2002.

Year ending September 30,	Amount

2003	$3,541
2004	3,541
2005	3,541
2006	3,541
2007	1,476

Total minimum lease payments	15,640
Less: Amount representing interest	(4,065)

Present value of net minimum lease payments	$11,575

On July 24, 1998, Carroll Independent School District filed suit against the Company in District Court, Tarrant County, Texas, seeking payment for business and personal property taxes (Carroll Independent School District v. One Up Corporation, Cause No. L-14690). Judgment was entered on January 27, 2000 for Carroll ISD in the amount of $89,853, which included interest and court costs.

From time to time the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material adverse effect on the Company’s business, results of operations or financial condition.

NOTE 7. SUBSEQUENT EVENT

On October 10, 2002, the Company held its 2002 Annual Meeting of Stockholders. The stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of shares of common stock, par value $0.001 per share, that the Company is authorized to issue from 200,000,000 shares to 250,000,000 shares. The stockholders also approved the amendment to the MigraTEC, Inc. Long-Term Incentive Plan which increased the number of shares of common stock, par value $0.001 per share, authorized and reserved for issuance under the Plan from 14,000,000 shares to 21,900,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively. It should be read in conjunction with our interim consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-KSB for the year ended December 31, 2001.

A Note About Forward-Looking Statements

     All statements, other than statements of historical fact, included in or incorporated by reference into this report, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “such,” or “believe.” The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

     Key factors that could cause actual results to differ materially from our expectations, estimates of costs, projected results or anticipated results include, but are not limited to, the following risks:

•	we may not be able to generate sufficient cash flows to fund operations or to obtain additional financing on favorable terms;

•	we may not be able to effectively penetrate our target markets for migration products and services;

•	we may not be able to successfully develop and/or protect our technology;

•	we may not be able to effectively control increases in expenses associated with sales growth and other costs;

•	management may not be able to successfully implement our business plan and sales strategy;

•	we may not be able to attract and retain a skilled and cohesive management group; and

•	unfavorable changes in economic and industry conditions and regulatory requirements may develop.

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

     Services are usually provided under time and materials contracts and agreed upon fixed or variable fee arrangements. Revenues from services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer.

     Revenues from software licenses and software maintenance and support services are recognized in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2 “Software Revenue Recognition.”

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

     Costs of Software Developed for Sale

     We expense or capitalize development costs of software to be sold in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. During 2001 and the first nine months of 2002, costs related to development were included in research and development costs. No costs were capitalized in 2001 or the first nine months of 2002. Other research and development expenditures relate to our on going efforts to extend our product lines and evaluate future products, such as computer language conversion software which would convert code written in one computer language to another (e.g., from “C” and “C++” to Java or managed “C#”).

     Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2002, a full valuation allowance has been recorded. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     Results of Operations

     Management believes that the net loss for the nine months ended September 30, 2002 was primarily due to the limited growth in demand for software migration technology and services, which, in management’s opinion, is a reflection of the dramatic slowdown in all aspects of information technology (“IT”) spending that is currently impacting numerous segments of the domestic economy. Management believes the continued slow adoption of industry standard 64-bit computing is a contributing factor as well. We believe this slowdown can be attributed, in part, to companies taking short-term cash preservation actions. Nonetheless, in our opinion, in the medium and long term, demand for software migration technology and services will outgrow the IT market as a whole, as such technology and services become more critical to reductions in IT infrastructure costs sought by corporate leaders.

     During the third quarter of 2002 we made solid progress. We realized the first revenue from our strategic relationship with HP, and took significant steps toward realizing revenue from other strategic accounts. We started the quarter by adding key talent to our Board of Directors with the July 1, 2002 appointment of John W. White, the former Chief Information Officer of both Compaq and Texas Instruments, to our Board of Directors. Knowing that increased market visibility will be critical to achieving our market potential, during the quarter we added the Bohle Company, a Los Angeles based, high-technology public and market relations firm, to our team. Their mission is to increase our profile in the media, especially with the technology press, and with potential customers and strategic partners. We look forward to working closely with the Bohle Company to ensure our market success. We also participated in four of the industry’s leading trade shows and conferences, including Linux World in San Francisco, Microsoft’s Server Developer’s Conference in Redmond, AMD’s Developer’s Conference in Sunnyvale and HP’s HP World Conference in Los Angeles. These shows all proved to be great opportunities to increase industry awareness of our products, to network and to strengthen and deepen our strategic relationships. Most importantly, however, during the third quarter, we believe the market continued to validate three key aspects of our corporate strategy.

     First, the transition to low total cost of ownership (“TCO”) platforms (a transition that is important to our strategy and which only a year ago did not receive much attention), is rapidly moving to the forefront of IT news and, in our opinion, is regarded as a very important element of the corporate world’s strategy for reducing IT costs. As a result, we are focusing our attention on the corporate world and more specifically, the financial services sector, led by the large Wall Street firms, and the public sector, led by the federal government. We expect the demand for migration products and services to increase dramatically as these sectors begin to successfully transition to low TCO platforms.

     Second, we are beginning to reap benefits from our leveraged sales model which focuses on the original equipment manufacturers (“OEMs”) whose future depends on successfully penetrating the enterprise computing market. These OEMs are increasingly introducing us to their prime customers for pilot projects. While the number and frequency of such pilot projects continues to fall short of our expectations (another reflection, in management’s opinion, of the overall IT spending environment), we are confident, and believe our OEM partners are as well, that the pilot phase is key to demonstrating to the corporate world that migration of the enterprise environment to lower TCO platforms is a viable way to achieve the dramatically decreased costs offered by standardizing on lower TCO platforms. Because the majority of custom code resides in the corporate world, successful pilot projects are critical to achieving high volumes of corporate custom applications.

     Third, our strategic approach of diversifying our focus to include multiple chip technologies and operating environments is proving to be beneficial as well. For instance, at the enterprise level, we facilitate migrations from Unix to both Windows and Linux to accommodate the use of various operating systems. With respect to hardware, we have built solid relationships with Intel and, as announced in early July 2000, AMD. This is driven by our strategic assumption that low volume, high cost proprietary Reduced Instruction Set Computing (“RISC”) based chips would be displaced in high-end servers by increasingly powerful, high volume and therefore significantly lower cost, industry standard chips made primarily by Intel and AMD.

     Feedback from the market is clear to us:

•	Reducing TCO is imperative for the corporate IT world.

•	Standardizing on industry standard technology is an important element in realizing those savings.

•	Standardization cannot take place unless large amounts of custom software applications can be migrated efficiently.

•	The process for migrating must be manageable, predictable and cost effective.

     The OEMs with which we have been developing relationships have indicated to us that we continue to be the only organization of which they are aware that has the technology and methodologies available today that can provide a roadmap for the migration paths that we support and make the migrations manageable, predictable and cost effective.

     Additional highlights for the third quarter of 2002 include the following:

•	In addition to signing a revenue producing agreement with HP, we successfully completed a migration project for a local Fortune 500 company.

•	In September 2002 we were a featured company at the Red Chip Partners investment conference in New York City. We are encouraged by the feedback received from the conference and expect to take a higher profile in the capital markets in the coming months.

•	On the technology front, we introduced two new versions of our industry leading 64Express™ software. These two versions (64Express™ for Opteron and 64Express™ for Itanium 2) will help us more effectively serve the 32-bit to 64-bit market as it develops.

     We continue to expect that in excess of ninety percent of our 2002 revenue will be cross-platform as opposed to 32-bit to 64-bit migration and that revenue from pilot projects, consulting services and partner enablement will outpace revenue from software license sales by about the same margin. The point at which we have positive cash flow continues to be dependent on the rate at which the IT sector recovers and projects aimed at lowering IT operating costs are approved.

     In summary, despite the downturn in the economy and technology markets and the attendant delays in revenue production, as discussed at our 2002 Annual Meeting of Stockholders, our sales pipeline is expanding and management believes we are positioned for significant revenue increases in 2003.

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

     Revenues

     During the quarter ended September 30, 2002, our revenues consisted of services and software license revenues. Revenues in the third quarter of 2002 increased to $163,454, as compared to $54,150 for the third quarter of 2001. Revenues in the third quarter of 2002 consisted of $138,454 and $25,000 from services and software licenses, respectively, whereas, in the third quarter of 2001 revenues consisted of services and software maintenance fees of $53,500 and $650, respectively. Services revenue in the third quarter of 2002 consisted of revenues from SRT Consulting, Inc., Red Hat and NTT Comware. Software license revenues resulted from the sale of a license to H-P. Services revenues in the third quarter of 2001 resulted from agreements with Pivotech Systems, Inc. and Unisys Corporation.

     Costs And Expenses

     Our total costs and expenses increased 25% to $1,598,672 during the third quarter of 2002, as compared to $1,274,159 for the third quarter of 2001.

     The majority of our costs and expenses are related to personnel costs. Our operating expenses were higher in the third quarter of 2002 as compared to the third quarter of 2001 because we employed an average of 37 individuals (including five interns and a marketing consultant) during the third quarter of 2002, as compared to an average of 30 individuals in the third quarter of 2001.

     Costs of revenues during the third quarter of 2002 were $120,700, as compared to $44,725 for the third quarter of 2001. During the third quarter of 2002, three services engagements were either in process or completed, whereas we had only two service engagements during the third quarter of 2001.

     Selling and marketing expenses increased 45% to $412,704 during the third quarter of 2002, as compared to $285,601 for the third quarter of 2001. Salaries, related employee benefits and subcontractor fees increased an aggregate of $85,770 for the third quarter of 2002 as compared to the third quarter of 2001. These increases can be attributed primarily to the fact that during the third quarter of 2002, we hired additional selling and marketing employees in anticipation of growing demand for our products and services.

     Research and development expenses increased 6% to $376,276 during the third quarter of 2002, as compared to $353,470 for the third quarter of 2001. This increase is due primarily to normal salary increases.

     General and administrative expenses increased to $688,992 during the third quarter of 2002, as compared to $590,363 for the third quarter of 2001. This increase resulted from increases in personnel costs, general insurance costs and legal fees. Additionally, we have incurred costs in connection with the 2002 Annual Meeting of Stockholders, whereas in 2001, the Company did not incur any such costs.

     In 2000, we issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the third quarter of 2002 and 2001 was $170,938. This compensation expense was allocated $160,938 and $10,000 to general and administrative costs and research and development costs, respectively, in the third quarter of 2002 and 2001.

     Interest and Financing Expense

     Our interest and financing expense decreased to $2,898 during the third quarter of 2002, as compared to $71,424 for the third quarter of 2001. Interest expense decreased to $2,898 during the third quarter of 2002, as compared to $19,824 for the third quarter of 2001 due to the fact that we had a greater amount of interest bearing debt outstanding with interest rates ranging from 4.5% to 15% in the third quarter of 2001 as compared to 2002.

     Financing fees were $51,600 during the third quarter of 2001, as compared to $0 for the third quarter of 2002. Financing fees during the third quarter of 2001 included $44,000 incurred in connection with options granted to EAI, and $7,600 incurred in connection with warrants granted to The Glebe Group.

     Other Income

     Other income in the third quarter of 2002 increased to $8,565, as compared to $6,337 in the third quarter of 2001. In the third quarter of 2002, we were able to invest in short-term interest-bearing investments using funds received from private equity transactions and the exercise of options and warrants which occurred during the first nine months of 2002, whereas, during the first nine months of 2001, we did not have excess cash to invest.

     Provision For Income Taxes

     As a result of operating losses for 2002 and 2001, we did not incur a federal income tax obligation for the quarters ended September 30, 2002 and 2001. No tax benefit was recorded during the third quarters of 2002 and 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2018.

     Net Loss

     For the quarter ended September 30, 2002, we incurred a net loss of $1,429,551, or $0.01 per share, as compared to a net loss of $1,285,096, or $0.01 per share, for the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

     Revenues

     In the first nine months of 2002, our revenues consisted of services and software license revenues. For the nine months ended September 30, 2002, our revenues increased to $332,275, as compared to $183,783 for the nine months ended September 30, 2001. Revenues in the first nine months of 2002 consisted of $297,275 and $35,000 from services and software licenses, respectively, whereas, in the first nine months of 2001 revenues consisted of services and software maintenance fees of $181,833 and $1,950, respectively. Services revenue in the first nine months of 2002 consisted of revenues from agreements with SRT Consulting, Inc., Sector 7, USA, Inc., Microsoft Corporation, Red Hat and NTT Comware. Software license revenues resulted from the sale of licenses to AMD and H-P. Services revenues in the first nine months of 2001 resulted from agreements with Dell Computer Corporation, Labtec, Inc., Unisys Corporation and Pivotech Systems, Inc.

     Costs And Expenses

     Our total costs and expenses decreased 5% to $4,759,830 during the first nine months of 2002, as compared to $4,998,604 for the first nine months of 2001.

     The majority of our costs and expenses are related to personnel costs. Our operating expenses were lower in the first nine months of 2002 as compared to the first nine months of 2001 because we employed an average of 33 individuals (including five interns and a marketing consultant engaged in the third quarter) during the first nine months of 2002, as compared to an average of 37 individuals in the first nine months of 2001.

     Costs of revenues during the first nine months of 2002 were $267,665, as compared to $51,408 for the first nine months of 2001. During the first nine months of 2002, five services engagements were either in process or completed, whereas we had four service engagements during the first nine months of 2001.

     Selling and marketing expenses decreased 15% to $1,088,141 during the first nine months of 2002, as compared to $1,277,676 for the first nine months of 2001. Advertising and marketing costs decreased $219,126 in the first nine months of 2002 as compared to the first nine months of 2001. We anticipated slower market demand for our products in 2001 and reduced general advertising and marketing costs until the third quarter of 2002 at which time selling and marketing expenses increased. This increase was in anticipation of a growing demand for our products and services.

     Research and development expenses decreased 29% to $1,094,648 during the first nine months of 2002, as compared to $1,541,934 for the first nine months of 2001. This decrease is due primarily to our initial migration products becoming more fully developed, enabling us to reduce our research and development staff by ten individuals in May 2001. This represented a 48% decrease in research and development staffing levels. In future periods we will continue to incur research and development expenses in order to expand our current product line and to continue to develop new products.

     General and administrative expenses increased 9% to $2,309,376 during the first nine months of 2002, as compared to $2,127,586 for the first nine months of 2001. This increase resulted from increases in personnel costs, general insurance costs and legal fees. Additionally, we have incurred costs in connection with the 2002 Annual Meeting of Stockholders, whereas in 2001, the Company did not incur any such costs.

     In 2000, we issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first nine months of 2002 was $512,812 as compared to $557,396 for the first nine months of 2001. This compensation expense was allocated $482,812 and $30,000 to general and administrative and research and development costs, respectively, in the first nine months of 2002, whereas, in the first nine months of 2001, such compensation expense was allocated $482,813, $44,583 and $30,000 to general and administrative, selling and marketing, and research and development costs, respectively.

     Interest and Financing Expenses

     Our interest and financing expenses decreased to $9,312 during the first nine months of 2002, as compared to $172,639 for the first nine months of 2001. Interest expense decreased to $9,312 during the first nine months of 2002, as compared to $56,303 for the first nine months of 2001, due to the fact that we had a greater amount of interest bearing debt outstanding with interest rates ranging from 4.5% to 15% in 2001 as compared to 2002.

     Financing fees decreased to $0 during the first nine months of 2002, as compared to $116,336 for the first nine months of 2001, due to additional working capital requirements in 2001.

     Other Income

     Other income in the first nine months of 2002 increased to $21,832, as compared to $7,043 in the first nine months of 2001. In the first nine months of 2002, we were able to invest in short-term interest-bearing investments using funds received from private equity transactions and the exercise of options and warrants which occurred in the first nine months of 2002, whereas, in the first nine months of 2001, we did not have excess cash to invest.

     Provision For Income Taxes

     As a result of operating losses for 2002 and 2001, we did not incur a federal income tax obligation for the nine months ended September 30, 2002 and 2001. No tax benefit was recorded during the first nine months of 2002 or 2001 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2018.

Net Loss

     For the nine months ended September 30, 2002, we incurred a net loss of $4,415,035, or $0.03 per share, as compared to a net loss of $4,980,417, or $0.05 per share, for the nine months ended September 30, 2001.

Capital Raised in 2002

     During the first nine months of 2002, we raised approximately $5,120,015 from the following sources:

•	We issued 2,643,586 shares of unregistered common stock under the Common Stock Purchase Agreement with Ironhead Investments Inc. (see Liquity and Capital Resources). These shares were sold in five transactions and raised $783,065 (net of commissions and escrow costs of $46,480) with a weighted average price per share of $0.3138.

•	We issued 1,146,000 shares of common stock upon exercise of previously issued options and warrants yielding proceeds of $226,800 with a weighted average price per share of $0.20.

•	We issued 16,467,000 shares of unregistered common stock in connection with completed private placements yielding net proceeds of $4,110,150 with a weighted average price per share of $0.25.

     Potential Dilution

     The following chart demonstrates the potential dilution of our issued and outstanding common stock as of September 30, 2002.

		Weighted average exercise
		price per share

Common stock outstanding	158,978,498
Warrants	1,055,143	$0.3633
Stock Options:
Non-Affiliates	290,000	0.6448
Directors, Officers and Employees	25,714,838	0.3202

	186,038,479

     Additional dilution may result from the exercise of stock options pursuant to additional stock option grants under the MigraTEC, Inc. Long-Term Incentive Plan. As of September 30, 2002, options to purchase 608,976 shares of common stock remain issuable under the plan.

Liquidity and Capital Resources

     For the first nine months of 2002, the net cash used in operating activities of $3,858,956 resulted from our net loss of $4,415,035, which included non-cash charges for depreciation, and amortization of $71,048 and charges for deferred stock compensation of $512,812. For the first nine months of 2001, the net cash used in operating activities of $3,993,963 resulted from our net loss of $4,980,417, which included non-cash charges for depreciation and amortization of $91,886 and deferred stock compensation of $557,396.

     As of September 30, 2002, we had cash of $1,744,219 and $89,167 in outstanding accounts receivable, compared to cash of $649,302 and $15,000 in outstanding accounts receivable at December 31, 2001.

     As of September 30, 2002, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

	Payments Due by Period

		Less
		than 1		After 3
Contractual Obligations	Total	year	1-3 years	years

Long -Term Debt	$12,261	$11,027	$1,234	$—
Capital Lease Obligations	11,575	2,029	8,122	1,424
Operating Leases	318,240	224,640	93,600	—

Total Contractual Cash Obligations	$342,076	$237,696	$102,956	$1,424

     During the nine months ended September 30, 2002, we had net cash provided by financing activities of $4,998,613 consisting of $5,120,015 in connection with the issuance of common stock. The cash proceeds were offset by $121,402 expended for the repayment of principal of notes payable and an obligation under a capital lease. During the nine months ended September 30, 2001, we had net cash provided by financing activities of $4,578,698, consisting of proceeds from notes payable in the aggregate amount of $450,000 and $4,816,869 in connection with the issuance of common stock. The cash proceeds were offset by $688,171 expended for the repayment of principal of notes payable and an obligation under a capital lease.

     On March 27, 2001, we entered into a Common Stock Purchase Agreement with Ironhead Investments Inc. establishing a private equity line of credit. Ironhead has committed to purchase from us shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period beginning with the date on which these shares were registered with the Securities and Exchange Commission. The number of shares actually issuable by us and the price per share to be paid by Ironhead are dependent upon a defined trading volume of our common stock and a defined average trading price (net of a 6% discount). During the first nine months of 2002, we raised proceeds of $783,065 (net of commissions and escrow costs) under this arrangement through the sale of 2,643,586 shares of common stock at a weighted average price per share of $0.3138.

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

     We had substantial operating losses during the first nine months of 2002 and the prior three years. For the years ended December 31, 2001, 2000 and 1999, we incurred net losses of $5,863,017, $10,193,130 and $4,184,078, respectively. At September 30, 2002, we had an accumulated deficit of $32,109,369.

     We may raise additional capital to fund expanded sales and marketing efforts and other normal operating costs. We may need additional capital over the next 12 months to further develop and aggressively market our new products and services. Results of operations in the future will be influenced by numerous factors including, but not limited to:

•	internal technological developments and those of our technology and marketing associates;

•	the continued and accelerated movement of the IT industry to low TCO platforms;

•	the successful introduction and acceptance of Intel’s 64-bit chips, Itanium, Itanium 2 and AMD’s Opteron chip;

•	rapid and wide-spread adoption of automated migration technology;

•	further development and protection of our proprietary software products and services;

•	expansion of our marketing program and market acceptance of our products and services;

•	capacity to further identify us as a provider of migration products;

•	our ability to control increases in expenses associated with sales growth and other costs;

•	the availability of substantial additional funding; and

•	our ability to attract and maintain a skilled and cohesive management group.

     Our continued existence and plans for future growth are dependent, in part, upon our ability to obtain the capital necessary to operate, primarily through the generation of revenue and supplemented through the issuance of additional debt or equity. If we are not able to generate sufficient revenues and cash flows in the near term or obtain additional or alternative funding, we will be unable to continue as a going concern. During the nine months ended September 30, 2002, we have completed private placements of 16,467,000 shares of unregistered common stock yielding net proceeds of $4,110,150, issued 1,146,000 shares of common stock upon exercise of options and warrants yielding proceeds of $226,800 and issued 2,643,586 shares of common stock in connection with the private equity line yielding proceeds of $783,065 (net of commissions and escrow costs). As a result of these transactions, we believe that funds will be available to meet our obligations for at least twelve months from the date of our most recent balance sheet. Beyond that, in the event we are unable to obtain additional capital from either profitable operations or capital sources, we may be forced to significantly reduce or discontinue our current operations.

ITEM 3.	CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely providing him with material information relating to us (including our consolidated subsidiary) required to be included in our Exchange Act filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II — OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

     During the three months ended September 30, 2002, we sold our unregistered securities in the transaction described below.

     Between July 2, 2002 and September 20, 2002, we issued an aggregate of 607,067 shares of common stock at a weighted average price of $0.2958 per share to one investor under the private equity line. These shares are registered for resale under our Registration Statement on Form SB-2 (File No. 333-57830). We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2002 Annual Meeting of Stockholders on October 10, 2002. The matters voted upon at the meeting were as follows:

(i)	The election of six directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to the election of each nominee, were as follows:

NAME	FOR	AGAINST/ABSTAIN/WITHHOLD

William B. Patton, Jr.	139,684,206	1,028,860	—
W. Curtis Overstreet	139,631,621	1,081,445	—
Drew R. Johnson	138,757,780	1,955,286	—
T. Ulrich Brechbühl	139,589,621	1,123,445	—
John W. White	139,697,406	1,015,660	—
Richard A. Gray, Jr.	139,705,291	1,007,775

The stockholders elected each of the nominees to our Board of Directors.

(ii)	The approval of the amendment to our certificate of incorporation increasing the number of shares of common stock, par value $0.001 per share, that we are authorized to issue from 200,000,000 shares to 250,000,000 shares. The number of votes cast for, the number of votes cast against, the number of abstentions and the number of broker non-votes with respect to such matter were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

135,574,686	4,786,834	351,546	—

The stockholders approved the amendment to our certificate of incorporation.

(iii)	The approval of the amendment to the MigraTEC, Inc. Long-Term Incentive Plan, increasing the number of shares of our common stock, par value $0.001 per share, authorized and reserved for issuance under the plan from 14,000,000 shares to 21,900,000 shares. The number of votes cast for, the number of votes cast against, the number of abstentions and the number of broker non-votes with respect to such matter were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

134,170,223	6,216,914	325,929	—

The stockholders approved the amendment to the MigraTEC, Inc. Long-Term Incentive Plan.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits required to be furnished pursuant to this Item 6(a) are listed in the Exhibit Table below.

(b)	Reports on Form 8-K

On August 14, 2002, we filed a report on Form 8-K reporting the submission to the SEC of the certification by our chief executive and chief financial officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of our report on Form 10-QSB for the quarter ended June 30, 2002 filed on August 14, 2002.

EXHIBIT TABLE

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).
3.2	Certificate of Amendment to MigraTEC’s Certificate of Incorporation (filed herewith).
3.3	Bylaws (incorporated herein by reference to Exhibit 3.2 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).
10.1	Employment Agreement between MigraTEC, Inc. and W. Curtis Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).
10.2	Employment Agreement between MigraTEC, Inc. and Rick J. Johnson, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).
10.3	MigraTEC, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 4 to MigraTEC’s Form S-8 filed March 12, 1999, File No. 333-74309).
10.4	Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of May 1, 1998 (incorporated herein by reference to Exhibit 1 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).
10.5	Letter Agreements regarding Modification of Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of September 7, 1999 (incorporated herein by reference to Exhibit 2 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).
10.6	Stock Option Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).
10.7	Form of Nonqualified Stock Option Agreement between MigraTEC, Inc. and Richard A. Gray, Jr., dated as of January 31, 2000 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).
10.8	MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated incorporated herein by reference to Exhibit 10.8 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).
10.9	Form of Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC’s Form S-8 filed November 6, 2000, File No. 333-49398).
10.10	Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.11	Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd. (incorporated herein by reference to Exhibit 4.2 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.12	$1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.13	$1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.11 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.14	Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.12 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.15	Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P., Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.16	Registration Rights Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.17	Form of Director Indemnification Agreement between MigraTEC, Inc. and each of Kevin C. Howe, Drew R. Johnson, W. Curtis Overstreet and Richard A. Gray, Jr., dated as of January 25, 2000, and each of William B. Patton, Jr., T. Ulrich Brechbühl and John W. White, dated as of January 29, 2002, February 11, 2002, and July 1, 2002, respectively (incorporated herein by reference to Exhibit 10.15 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.18	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.19	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.17 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.20	Office Lease Agreement between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.21	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.19 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.22	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.20 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.23	Lease Modification Agreement Number One between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated November 16, 2000 (incorporated herein by reference to Exhibit 10.21 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.24	Stock Option Amendment Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.25	Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.26	Assignment and Assumption Agreement between MJ Capital Partners III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.26 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.27	Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001 (incorporated herein by reference to Exhibit 10.27 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.28	Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.29	Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.30	Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.31	Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc. and Epstein Becker & Green, P.C., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.31 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.32	Registration Rights Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.33	Stock Purchase Warrants issued to Richard A. Gray, Jr. for 175,450 and 124,550 shares of common stock, dated as of March 31, 2002 and May 14, 2002, respectively (incorporated herein by reference to Exhibit 10.35 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).
11.1	Statement re: Computations of Net Loss per Share (filed herewith).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGRATEC, INC.

By:	/s/ T. Ulrich Brechbühl	Dated: November 14, 2002

T. Ulrich Brechbühl Chief Executive Officer, President and Chief Financial Officer

CERTIFICATION BY CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, T. Ulrich Brechbühl, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MigraTEC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ T. Ulrich Brechbühl

T. Ulrich Brechbühl Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).
3.2	Certificate of Amendment to MigraTEC’s Certificate of Incorporation (filed herewith).
3.3	Bylaws (incorporated herein by reference to Exhibit 3.2 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).
10.1	Employment Agreement between MigraTEC, Inc. and W. Curtis Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).
10.2	Employment Agreement between MigraTEC, Inc. and Rick J. Johnson, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).
10.3	MigraTEC, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 4 to MigraTEC’s Form S-8 filed March 12, 1999, File No. 333-74309).
10.4	Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of May 1, 1998 (incorporated herein by reference to Exhibit 1 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).
10.5	Letter Agreements regarding Modification of Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of September 7, 1999 (incorporated herein by reference to Exhibit 2 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).
10.6	Stock Option Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).
10.7	Form of Nonqualified Stock Option Agreement between MigraTEC, Inc. and Richard A. Gray, Jr., dated as of January 31, 2000 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).
10.8	MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated incorporated herein by reference to Exhibit 10.8 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).
10.9	Form of Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC’s Form S-8 filed November 6, 2000, File No. 333-49398).
10.10	Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.11	Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd. (incorporated herein by reference to Exhibit 4.2 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.12	$1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.13	$1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.11 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.14	Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.12 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.15	Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P., Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.16	Registration Rights Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.17	Form of Director Indemnification Agreement between MigraTEC, Inc. and each of Kevin C. Howe, Drew R. Johnson, W. Curtis Overstreet and Richard A. Gray, Jr., dated as of January 25, 2000, and each of William B. Patton, Jr., T. Ulrich Brechbühl and John W. White, dated as of January 29, 2002, February 11, 2002 and July 1, 2002, respectively (incorporated herein by reference to Exhibit 10.15 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.18	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.19	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.17 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.20	Office Lease Agreement between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).
10.21	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.19 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.22	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.20 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.23	Lease Modification Agreement Number One between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated November 16, 2000 (incorporated herein by reference to Exhibit 10.21 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.24	Stock Option Amendment Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.25	Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.26	Assignment and Assumption Agreement between MJ Capital Partners III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.26 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.27	Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001 (incorporated herein by reference to Exhibit 10.27 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).
10.28	Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.29	Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.30	Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.31	Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc. and Epstein Becker & Green, P.C., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.31 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.32	Registration Rights Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).
10.33	Stock Purchase Warrants issued to Richard A. Gray, Jr. for 175,450 and 124,550 shares of common stock, dated as of March 31, 2002 and May 14, 2002, respectively (incorporated herein by reference to Exhibit 10.35 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).
11.1	Statement re: Computations of Net Loss per Share (filed herewith).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).