Form 10KSB
period 2002-12-31
MIGRATEC INC
filed 2003-03-31
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenues for its most recent fiscal year: $517,275.

    The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as reported on March 25, 2003 on the over-the-counter bulletin board operated by the National Association of Securities Dealers, Inc. was approximately $25,571,518.

    As of March 25, 2003, approximately 162,357,550 shares of the registrant's common stock, $0.001 par value per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; A NOTE ABOUT FORWARD-LOOKING STATEMENTS."

General

    We design, develop and market proprietary software code engines that automate the migration and upgrade of "C" and "C++" based software applications between operating systems (e.g., Windows, Unix and Linux) and between hardware architectures (e.g., 32-bit and 64-bit processors). Because our software code automates the migration process, as opposed to requiring the entire migration process to be performed manually, our patented technology enables businesses and organizations to reduce the costs of migrating their existing software applications to more powerful operating environments, while modifying the code for the new environment and improving its quality. Although our automated migration products do not eliminate the need for a programmer, as a programmer is always necessary to initiate and monitor the migration process, our software can increase the efficiency and productivity of a programmer by automating the process for generating new upgraded source code. With our automating technology and processes, we have found that a programmer can effectively upgrade up to 10 times more lines of code per day as compared to the typical manual migration process. To our knowledge, our migration products are the first to provide programmers with automated migration assistance for "C" and "C++" code. In addition to this baseline improvement in project completion timelines, our products enhance overall quality assurance and mitigate project risk by imposing standardization of the processes and ongoing software code documentation. Our products also remove the human error of keying in the new source code, reducing the time spent testing and debugging the new source code.

    We currently derive revenue, and /or anticipate deriving revenue, from the following sources:

    o licensing our technology and software products to independent software vendors and systems integrators (individuals or companies that specialize in building computer systems by putting together components from different vendors) who provide software migration services to their customers;

    o   providing migration services directly to customers; and

    o   consulting on specific migration projects and issues.

    Our revenues in 2002 and 2001 resulted primarily from consulting services rather than software licensing. While we continue to enhance our software, our products that facilitate both cross-platform (between operating systems) migration as well as 32-bit to 64-bit migration are commercially ready and the subject of our current marketing efforts. Our 64Express(TM) product line entered the marketplace in October 2000 and the first of our 32Direct(TM) series of products became commercially available in April 2001.

    MigraTEC is a Delaware corporation. We were incorporated in Florida in 1989. In 1996, we acquired One Up Corporation, a Texas corporation. In February of 2000, One Up Corporation merged into MigraTEC and in August of 2000, MigraTEC reincorporated in Delaware.

Industry Overview

     We have found that newly developed technology is built increasingly around industry standard components, as opposed to proprietary architectures, and therefore has the ability to dramatically lower the total cost of ownership, or TCO, of enterprise computing environments for large information technology (IT) users. Given the economic realities of 2003, the ability to reduce TCO by simplifying the incredibly complex IT infrastructure and standardizing on the new industry standard systems (known as platform optimization) is becoming more and more important. As a result, owners of custom software applications are having to determine what to do with these custom applications as they seek to lower TCO by introducing industry standard hardware. Their choices include:

    o Acquiring the Necessary Code: buying a prepackaged software product that does not address all of the specifics of their organization or requires training of their employees;

    o Writing New Custom Code: abandoning previous investments in software and writing all new programs (an expensive and time-consuming process for which proven business rules have to be recreated); or

    o Software Migration: modifying the software programs that run their organizations today, so that they will run efficiently in the new environment (a less expensive but equally time-consuming process if performed manually).

    We develop and market products and services enabling software migration. A significant benefit of software migration is that an organization can leverage past investment and can continue to depend on software that contains the business rules it has refined and perfected over time without having to retrain employees. Historically, migration of software to a new technological base has been done manually which requires the programmer to physically review every line of code to detect issues and then make necessary changes. Our products and services automate the migration process, decreasing the numerous problems associated with the traditional manual approach, including the following:

    o Too Slow: In a competitive environment, businesses and other organizations cannot afford to wait the time required to upgrade manually (for example, the earlier 16-bit to 32-bit migration took the industry over ten years to complete).

    o Not Enough Resources Internally: We estimate that on average, a capable software engineer can migrate only about 2,500 lines of computer code per day. In today's economy, organizations cannot afford to hire the requisite number of software engineers to accomplish the task of manual migration.

    o Too Expensive: Our estimates for the total cost for manually migrating an average line of code is approximately $0.75 to more than $4.00 per line. With potentially billions of lines of code worldwide needing to be migrated, the total cost of manual migration is unacceptable.

    o Quality Is More Important Than Ever: The fundamental factors driving the need to migrate, foremost among them being platform optimization, require that software applications migrated to the new environments be able to perform 24 hours a day, 7 days a week, without failure. Management believes that, due to the repetitive and tedious nature of performing a migration manually, the quality of the end product does not meet this standard.

Market Opportunity

    Currently, we focus on software migration involving code written in the "C" and "C++" computer languages for use in the Windows, Linux and Unix operating environments and expect that, for the foreseeable future, the majority of our revenues will be derived from migration products and services involving these computer languages. A report commissioned by us, and issued in 2001 by the Aberdeen Group, an information technology consulting firm, estimates that "C" and "C++" based code comprises 20%-30% of the entire United States business application code base. This code base equates to a current market of over 35 billion unique lines of "C" and "C++" based code in the United States alone that are actively maintained and tens of billions more that are customized versions of prepackaged code. Worldwide, Aberdeen estimates there are over 100 billion unique lines of "C" and "C++" based code with potentially tens of billions of additional lines in customized code. Management believes that over time, with the movement by original equipment manufacturers, or OEMs, toward more powerful platforms and the abandonment of older platforms, a portion of this code will need to be migrated to more capable technologies such as hardware platforms utilizing new industry standard 64-bit chipsets, (e.g. Intel's Itanium and AMD's x86-64 bit chips) and operating systems (e.g. Linux and Windows).

    Our existing products and services can be segmented primarily by the operating system on which the code runs. While, according to the Aberdeen Group, Unix has the largest installed base in the enterprise computing space, as illustrated in the chart below, the Windows and Linux operating systems are growing much faster and taking market share. Our current strategic focus on providing migration products and services to both Windows and Linux operating environments is based on our belief that these two environments represent the vast majority of the growth in the market and will be increasingly successful in penetrating the enterprise computing space.

            WORLDWIDE SERVER OPERATING ENVIRONMENT SHIPMENTS (000'S)

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

     We are currently focused on the market presented by server consolidation activities and adoption of lower TCO information technology platforms.

     Lower TCO IT Platforms - In the current market environment, we believe the IT industry is focused on lowering operating costs by standardizing on a very limited number of industry standard operating environments with low TCO, such as Windows and Linux running on hardware powered by Intel and AMD chips. We estimate that corporate and governmental entities own 90% of the code written in the "C" and "C++" computer languages in the United States. As these organizations move to lower TCO platforms, we believe their key concern will be to ensure that the savings afforded by the move to lower TCO platforms isn't negated by the cost of getting there. Our products and services identify, encapsulate and mitigate the risks associated with migration, making such migrations predictable and efficient and therefore minimize the costs associated with the transition to lower TCO platforms.

    Server Consolidation Activities - A typical enterprise information system might consist of multiple servers running on a variety of operating systems. For example, a manufacturing company may have their engineering applications running on Sun Solaris, their financial accounting systems on IBM AIX and their customer relationship management systems on Microsoft NT. Management believes that with IT budgets shrinking and resource availability declining, many companies are adopting a strategy of server consolidation to reduce their TCO. These initiatives allow companies to dramatically reduce their IT budgets and costs by decreasing the number of different systems/environments they utilize and therefore have to support. A key component of any server consolidation effort is the migration of the software to the surviving platform/environment. The introduction and rapid market penetration of the open source Linux operating system has not only highlighted this need but expanded the market.

     In summary, management believes there is a sizable and growing potential market for the migration of "C" and "C++" based software. How quickly this potential market develops into active demand is still unclear. We are focused on positioning ourselves to capture this market as it develops and are actively seeking to accelerate the market's development.

Product Lines

    Our products assist in the migration and porting, or conversion, of software code written in the "C" and "C++" languages from one information technology environment (the combination of an operating platform and the hardware on which it is installed) to another. Because of the large number of possible operating platform and hardware combinations, our products can be used in a wide variety of information technology environments. The underlying breakthrough technology that makes this possible is our proprietary source code analysis and migration engine called the Migration Workbench(TM). Our products are built on the Migration Workbench technology and are designed to address migration problems related to specific operating platforms.

    32Direct and 64Express Product Families

    Our 32Direct family of products consists of software which assists the migration of code from one operating platform to another (for example from Sun Solaris(TM) to Linux or Windows). Our 64Express family of products consists of software which migrates code from a 32-bit environment to a 64-bit environment within the same type of operating system, including Windows and Intel(R) Itanium2(TM).

    The following chart enumerates the commercially available solutions among our 32Direct and 64Express product families:

PRODUCTS
32DIRECT SOLUTIONS:  From Solaris                                               To Linux, Windows, HPUX, Linux on IBM zseries
                     From AIX                                                   To Linux, Windows, HPUX, Linux on IBM zseries
                     From HPUX                                                  To AIX, Linux, Windows, Linux on IBM zseries
                     From DYNIX                                                 To HPUX

64EXPRESS SOLUTIONS: From Windows 32bit running on Intel Chipset                To Windows 64bit running on Intel Chipset
                     From Linux 32bit running on Intel Chipset                  To Linux 64bit running on Intel Chipset
                     From Windows 32bit running on AMD Chipset                  To Windows 64bit running on AMD Chipset
                     From Linux 32bit running on AMD Chipset                    To Linux 64bit running on AMD Chipset
                     From IBM Power PC AIX 32bit                                To IBM Power PC AIX 64bit
                     From Sun Ultra-Sparc Solaris 32bit                         To Sun Ultra-Sparc Solaris 64bit

    MigraTEC Migration Model and Related Products

    Our 32Direct and 64Express product families are sold with a closely integrated methodology and process that we call the "MigraTEC Migration Model". This model consists of the "Diagnostic Assessment", "Planning Assessment" and "Full Migration" phases and facilitates the optimal use of our software in each stage. In response to customers' requests, we have integrated Diagnostic Assessments across an entire technology layer, an offering we call the "Enterprise Assessment." The Enterprise Assessment provides us with a stage for selling multiple migration products and services as part of a single assessment effort. We expect the Enterprise Assessment to generate increasing revenue in 2003.

    Migration Workbench

    While our patented Migration Workbench engine supports a large variety of our existing (e.g. our 32Direct and 64Express product families) and potential products focused on migration, we believe it has broader applicability in solving business related problems beyond migration in both the application and the operations (infrastructure, support and maintenance) segments of the information technology market. Migration Workbench can also provide analytical data to permit automated documentation of application architecture or to support maintenance of an existing set of source code.

Product Development

    Our existing technology is primarily focused on capitalizing on the market presented by server consolidation activities and adoption of lower TCO information technology platforms by:

    o automating migrations of software from one 32-bit environment to another (cross-platform); and

    o   automating the migration of software from 32-bit to 64-bit environments.

    Current product development efforts are intended to build upon and enhance our existing technology and increase our ability to address organizations' migration problems. Our plans focus on delivering operations/maintenance products for use by systems integrator consultants and IT departments throughout the business and governmental sectors. These products are designed to substantially increase the efficiency of both consultants and IT departments by providing real-time visibility into the software environment in which one is operating and to allow users to not only document changes they make to that environment but also to see the impact of those changes prior to making them. Management intends to accelerate these development efforts once we have achieved a significant flow of revenue from our existing products.

    We are also evaluating the market potential for additional future products, such as computer language conversion software, which would convert code written in one language into another language (e.g., from "C" and "C++" to Java or managed "C#").

    We previously announced formalized efforts to further protect our intellectual property. The first phase of this initiative resulted in our obtaining a patent for our Migration Workbench in July 2001. We intend to continue such efforts by seeking additional patents as warranted. In addition to this patent, we own several unregistered trademarks, which include, "MigraTEC Workbench", "MigraSUITE", "64Express", "32Direct", "MigraTEC Migration Model", "M3", "Enterprise Assessment", "Diagnostic Assessment", "Planning Assessment" and "Full Migration".

Distribution Strategy

    The cornerstone of our distribution strategy is a leveraged customer acquisition model which focuses on establishing relationships with targeted providers of comprehensive IT products and/or services whose strategic objectives are aligned with ours. We believe that comprehensive IT product providers will offer our products and services to their customers to accelerate adoption of their core products and that IT service providers will license our technology to improve the quality of services they offer to their clients as well as enhance the profitability of delivering those services. Licenses with IT service providers are structured with a "pay as you go" component. Our business development executives and account managers are focused on generating revenue from IT product and service providers with extensive sales and marketing resources and a vested interest in offering our products to independent software vendors and corporate IT organizations.

    In addition to licensing and supporting our technology, we offer customers migration and consulting services provided by our own core professional services and support team. While we intend to offer primarily packaged products and enablement services rather than traditional IT services, we anticipate that a significant number of customers will demand our direct involvement in migration projects, particularly early in the adoption cycle. To date, we have performed direct migration services in several small projects for customers. Such services were primarily performed at our migration center located at our headquarters in Dallas, Texas.

    Management believes that relationships with IT product and service providers will yield longer term benefits beyond generating revenue in the near future. In particular, we believe these relationships can direct development efforts toward emerging markets and growing customer bases as well as provide funding to expand key development efforts.

    Consistent with our customer acquisition model and strategy, we have developed non-contractual, non-exclusive technology relationships with Intel and AMD, a contractual, non-exclusive relationship with Hewlett-Packard, a contractual, non-exclusive referral relationship with Dell, non-contractual, non-exclusive marketing relationships with Unisys, Intel, Hewlett-Packard, Dell and IBM, as well as a contractual non-exclusive marketing relationship with AMD.

Competitive Advantages

    Unique and Proprietary Software Addressing a Market Need

    Over the past three years, we have invested the majority of our efforts in developing our technology and modifying it to address the industry's major hardware and software platforms. We believe that this investment has created a technological advantage in our proprietary source code analysis engine, based primarily on our being the first company that we know of to develop such an engine. Unlike the traditional manual approaches to analyzing source code by text scanning, and using a formal specification language or mathematical rendering in algebraic notation, we use syntactic (language) and semantic (word) analysis based on a customized parse of the source code. This approach automatically permits:

    o extraction of contextual attributes to support identification of issues specific to a migration such as a cross-platform or 32-bit to 64-bit upgrade;

    o   identification of data relationships and sequences;

    o   data flow tracing to identify the impact of a change; and

    o   grouping or extraction of related data and functionality.

    Upgrades Existing Software at Low Cost

    We believe the need for businesses and organizations to migrate software (in lieu of the other options discussed earlier) when combined with the inherent problems and issues of manual migrations (currently, the only alternative to our automated migration processes), presents a very significant market opportunity. The portion of the migration process that can be migrated using our software is limited only by the fact that automated migration is not compatible with all software. In certain instances, automated migration will only be partially effective, however, we can quickly determine whether or not automated migration will be effective and to what extent. By automating the majority of the migration process, we believe that our migration software provides the following key benefits for businesses and organizations:

    o Reduces the cost of migrating software while enhancing the quality of the end product.

        o Current costs to manually upgrade or migrate software applications are expensive, with a cost estimated by us at about $0.75 to more than $4.00 per line of code, depending on the path of the migration. By contrast, our automated code migration engines permit code to be migrated at a fraction of that cost. Our experiences, as well as the experiences of our customers, indicate that, per line of code, costs to migrate software applications using our automated processes equate to approximately 25%-35% of the costs incurred when such migrations are performed entirely manually.

        o Improves accuracy of project planning efforts and dramatically reduces both perceived and actual risk by making accurate data available.

        o   Reduces time for a complete migration by 30% to over 60%.

        o Reduces labor input for migration effort on average up to 80%. Using 64Express, for example, a programmer can migrate up to 25,000 lines of code per day - at least 10 times the manual rate. The sheer "volume of code" issue, therefore, can be easily addressed by deploying additional software, not hiring an army of programmers.

    o   Maximizes current technology investment.

        o An organization can retain the functionality of current software applications as they are upgraded or migrated to a new operating system, thereby maximizing the investment in their current technology.

        o Organizations do not have to rewrite custom code; instead, they can migrate it in a predictable and cost effective manner.

    o   Minimizes or eliminates retraining expense.

        o Much of the productivity that comes from new technology can be exploited without the corresponding need to retrain every user of that technology. Migration of the user interface allows the application to keep the current "look and feel" on the new platform, thereby minimizing or eliminating otherwise significant retraining expense.

    o   Focuses information systems staff on application enhancements.

        o Skilled information systems staff is a precious commodity and should be assigned to projects with the highest return on investment to the organization. By using our automated technology, information systems staff will not be burdened with the time-consuming process of manual migration.

        o In today's cost-constrained environment, most information systems departments and software businesses are under tremendous pressure to reduce cost while maintaining or increasing service levels. Migrating applications manually is costly and only helps protect existing revenue streams. Because of the intelligence built into our automated technology, a less qualified (therefore less expensive) programmer can perform the migration. As a result, automated migration frees those highly skilled, high-cost computer engineers to focus on new revenue streams while safeguarding existing revenue streams.

    o Reduces the need for developing new software versions and the time required for manual migration.

        o In the technology sector, time to market often determines success or failure. Because automated migration is up to 30% to over 60% faster than manually migrating it, organizations that avail themselves of our automated migration products and expertise may have an advantage over their competition.

    o   Extends life of software applications.

        o Due to the frequent and dramatic changes in computing technology and the prohibitive cost of traditional migrations, vendors may abandon certain platforms instead of incurring the cost of maintaining them for their customers. Our technology and expertise reduces the cost of migration, making the extension of life of the software or the supporting of an old platform possible and enabling software vendors to offer customers the alternative of migrating their current applications to a new platform.

    No Known Direct Competition

    Currently, we do not believe we have any direct competitors who have developed automated migration products for the "C" and "C++" computer languages, although there are a small number of companies who have developed automated migration products of one kind or another for other language sets. We expect that some competitors will emerge as the market develops. However, we believe we have a competitive advantage by virtue of having previously developed our software and as a result of the relationships we have built with a majority of the industry leading OEMs. Until competitors emerge with automated migration products for the "C" and "C++" computer languages, our competition consists primarily of:

    o entities using internal staff or professional service providers to manually migrate code;

    o independent software vendors that cater to organizations choosing to acquire the necessary code or functional enhancement by purchasing prepackaged software which typically does not address all of the specifics of their organization or requires organizations to retrain their employees to use such software; and

    o systems integrators hired to write new custom code (an expensive and time-consuming process for which proven business rules have to be recreated).

    However, because we believe the value proposition of our code engines is so compelling, we view the foregoing organizations and their efforts not as competition, but rather as potential customers whose jobs will be significantly simplified and whose performance will be dramatically improved through the use of our products and services.

Employees

    As of March 25, 2003, we employed approximately 39 full-time personnel. None of these employees are covered by collective bargaining agreements and management believes its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES

    We do not own any real property. Our headquarters are located in Dallas, Texas and consist of approximately 12,313 square feet of leased office space. Our lease extends through February 2004 with an option to renew for an additional 60 months at the then prevailing rate. Current annual rents are $224,640. Management believes that this property is adequately covered by insurance.

    Our headquarters are located at 11494 Luna Road, Suite 100, Dallas, Texas 75234-9421.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our 2002 Annual Meeting of Stockholders on October 10, 2002. The matters voted upon at the meeting were as follows:

    (i) The election of six directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to the election of each nominee, were as follows:

                                                           AGAINST/
                                                           ABSTAIN/
        NAME                               FOR             WITHHELD      BROKER NON-VOTES
        ----                               ---            ----------     ----------------
        William B. Patton, Jr.         139,684,206        1,028,860               --
        W. Curtis Overstreet           139,631,621        1,081,445               --
        Drew R. Johnson                138,757,780        1,955,286               --
        T. Ulrich Brechbuhl            139,589,621        1,123,445               --
        John W. White                  139,697,406        1,015,660               --
        Richard A. Gray, Jr.           139,705,291        1,007,775               --

     The stockholders elected each of the nominees to our board of directors.

   (ii) The approval of the amendment to our certificate of incorporation increasing the number of shares of common stock, par value $0.001 per share, that we are authorized to issue from 200,000,000 shares to 250,000,000 shares. The number of votes cast for, the number of votes cast against, the number of abstentions and the number of broker non-votes with respect to such matter were as follows:

        FOR                              AGAINST           ABSTAIN       BROKER NON-VOTES
        ---                              -------           -------       ----------------
        135,574,686                     4,786,834          351,546                --

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

        FOR                              AGAINST           ABSTAIN       BROKER NON-VOTES
        ---                              -------           -------       ----------------
        134,170,223                     6,216,914          325,929                --

    The stockholders approved the amendment to the MigraTEC, Inc. Long-Term Incentive Plan.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders of Record

    Our common stock is quoted and traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "MIGR." The OTC Bulletin Board does not constitute a well-established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The approximate number of holders of record of our common stock on March 25, 2003 was 984.

                                   HIGH        LOW
                                 ---------  --------
            2002
                 First Quarter   $  0.3900  $ 0.3000
                 Second Quarter     0.4300    0.2200
                 Third Quarter      0.3300    0.2000
                 Fourth Quarter     0.2900    0.1700
            2001
                 First Quarter      0.7188    0.3281
                 Second Quarter     0.8000    0.3000
                 Third Quarter      0.5400    0.2500
                 Fourth Quarter     0.4200    0.3100

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

Equity Compensation Plan Information

     Information regarding our securities authorized for issuance under our equity compensation plans is located in Item 11 of Part III of this report and is hereby incorporated herein by reference.

Recent Sales of Unregistered Securities

    During the fourth quarter of 2002, we sold our unregistered securities in the transactions described below.

    On October 10, 2002, we issued an aggregate of 79,052 shares of common stock at a weighted average price of $0.2875 per share to one investor under our private equity line of credit agreement. These shares are registered for resale under our Registration Statement on Form SB-2 (File No. 333-57830). We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

    Between December 16 and December 31, 2002, we issued an aggregate of 1,950,000 shares of common stock at a price of $0.16 per share and warrants to purchase an aggregate of 390,000 shares of common stock at a price of $0.25 per share to two partnerships, three individuals and four trusts. Each of these investors was an accredited investor that acquired such securities for investment purposes. We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4 (2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2002 and 2001. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

     Revenue Recognition

     Our revenues for the fiscal years ended December 31, 2002 and December 31, 2001 consisted of services revenues, software license fees and software maintenance and support revenues.

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

     Costs of Software Developed for Sale

     We expense or capitalize development costs of software to be sold in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. During 2002 and 2001, costs related to development were included in research and development costs. No costs were capitalized in 2002 or 2001. Other research and development expenditures relate to our on going efforts to extend our product lines and evaluate future products, such as computer language conversion software which would convert code written in one computer language to another (e.g., from "C" and "C++" to Java or managed "C#").

     Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2002, a full valuation allowance has been recorded. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

    2002 was a challenging year for us. Our revenues increased substantially in 2002 over 2001, however, the growth rate was not as great as management hoped for. While we were successful in keeping expenses relatively stable in 2002 as compared to 2001, our expenses, when combined with the slower than expected revenue growth resulted in the net loss we experienced in 2002. Management believes the slower than desired growth in demand for software migration technology and services, which in our opinion resulted in slow revenue growth, was driven primarily by external factors, foremost among them a very sluggish macro-economy and a shrinking set of expenditures on information technology, or IT, in general. Economic uncertainty as well as global instability has led to many organizations delaying capital projects and expenditures in the interest of cash preservation. We believe some of these trends, especially reduced IT spending, are unsustainable in the medium and long term as the corporate sector will have to reinvest in technology to remain competitive and cannot delay upgrades indefinitely. As a result, we believe IT spending in general will increase in coming quarters.

    In our opinion, in the medium and long term, demand for software migration technology and services will significantly outpace the improved growth in the IT market as a whole because this type of technology and these services are critical to reductions in IT infrastructure costs that are sought by government organizations and corporate leaders. This belief is based on three primary factors:

        1. We are beginning to generate revenues from industry leaders that have engaged us to provide our migration technology and services to their customers. In the last few quarters, major original equipment manufacturers, or OEMs, including IBM, Microsoft and Hewlett-Packard have compensated us for providing our migration products and services to certain of their customers.

        2. The feedback we receive from our customers and prospective customers indicates that reducing the total cost of ownership, or TCO, of IT infrastructure while maintaining or increasing service levels continues to be the goal of virtually every organization we have contact with. The number of inquiries regarding our products and services we receive from IT industry partners and end users continues to increase.

        3. In recent months, the media has increasingly covered the drive to lower TCO, such as the emerging move to adopt Linux as an enterprise level operating system in the financial services sector, and the increasing number of governmental agencies that are considering consolidating their IT environments, including custom applications, on Windows based systems.

    We continue to believe that market feedback is clear:

        o   Reducing TCO is imperative for the corporate IT world.

        o Standardizing on industry standard technology is an important element in realizing those savings.

        o Standardization cannot take place unless large amounts of custom software applications can be migrated efficiently.

        o The process for migrating must be manageable, predictable and cost effective.

    Our experiences during 2002 have led us to make a number of tactical modifications to our market approach. First, as the market adjusts to the new economics of the IT industry and begins the move towards industry standard components in the enterprise environment, it appears that the early adopters of industry standard components want to purchase complete "solutions" rather than discreet pieces of software. Until demand increases, we believe systems integrators will not be in a position to staff up new practices and as a result, licensing opportunities will remain limited for the time being. Therefore, we have significantly increased our service delivery capabilities and expect to continue doing so throughout the year. Second, the demand for software migration that exists today appears to be skewed towards migrating from operating environments that have reached the "end of life" and will no longer be supported by the organizations that developed and market them, such as OS2. As a result, we expect that as much as half of our business in 2003 will be "end of life" migrations. Third, we are finding that in today's constrained spending environment, our OEM partners have not experienced as much success as they would like in selling their new lower TCO systems, which success would logically result in increased migration opportunities for us. As a result, we plan to take a more proactive direct sales approach.

    While 2002 was a difficult year, we did make some significant progress both externally in the market place, and internally with our team and capabilities. From an external perspective, as noted earlier, revenue started to grow and a number of industry leading organizations, including Microsoft, IBM, and Hewlett-Packard engaged us to provide products and services to them and certain of their customers. In addition, AMD selected us to provide technology to facilitate the migration of 32-bit code to run in a native 64-bit mode on their upcoming x86-64 family of processors due out in the second quarter of this year.

     We made significant headway from an internal perspective as well. One of our goals in 2002 was to start the transition of our board toward one better suited for a growing public software company. To that end, William B. Patton, Jr., our current Chairman, and John W. White, both of whom have long track records of success in the IT industry, joined our board as independent directors. We also increased our focus on sales and marketing. Recognizing that increased market visibility will be critical to achieving our market potential, we added The Bohle Company, a Los Angeles based, high-technology public market relations firm, to our team in the third quarter of 2002. The Bohle Company serves as our marketing and public relations division. Their efforts to date have helped us gain increased exposure throughout the industry. As we win more business, they will play a larger role in helping us in our public relations efforts. We also increased our marketing efforts significantly in the government, or public, space and hired sales personnel operating out of Herndon, VA. Based on the results of pilot work performed to date, we expect we will have our first federal contracts soon, and that the federal government will constitute a significant portion of our sales in the future. Given our anticipated success in the public space, we intend to expand our public focus to state and local governments as well. While sales and marketing spending increased in 2002 as a result of the foregoing initiatives, we expect it will grow even faster in 2003 as we hire the requisite staff to respond to direct selling opportunities.

     We continue to expect that in excess of 90% of our 2003 revenue will be derived from migrations of software from one 32-bit environment to another, or cross-platform migrations, as opposed to 32-bit to 64-bit migrations, although the anticipated launch of AMD's x86-64 bit technology may be the catalyst for growing the 64-bit market. We also expect that services revenue will significantly outpace license revenue. The point at which we have positive cash flow continues to be dependent on the rate at which the IT sector recovers and projects aimed at lowering IT operating costs are implemented.

     In summary, despite the downturn in the economy and technology markets and the attendant delays in revenue production, our sales pipeline is expanding. We expect revenue will grow in 2003, and we remain optimistic about our prospects.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

    Revenues

    During 2002, our revenues increased by approximately 148% to $517,275, compared to $209,000 for 2001. Revenues for 2002 and 2001 consisted primarily of services related to 32 to 64-bit and cross-platform conversions. Management believes that revenues will increase in 2003 as the cross-platform migration market grows and as the 64-bit market grows with the introduction of AMD's 64-bit offering called OPTERON(TM).

    Costs and Expenses

    Our total operating expenses increased by approximately 4% to $6,119,193 during 2002, compared to $5,899,555 for 2001. The majority of our costs and expenses are related to compensation costs. Our operating expenses were higher in 2002 as compared to 2001 because we employed limited contract labor to assist in a significant cross-platform contract.

    Costs of revenues increased approximately 271% to $386,508 during 2002, as compared to $104,242 for 2001. Costs of revenues in 2002 and 2001 consisted of personnel costs and benefits directly attributable to revenues. Operating margins decreased from 50% in 2001 to 25% in 2002 as a result of our employing limited contract labor to assist in a significant cross-platform contract.

    Selling and marketing expenses increased approximately 5% to $1,385,835 during 2002, as compared to $1,325,722 for 2001. Although we reduced periodical advertising expense by $95,478 in 2002 as compared to 2001, which reduced selling and marketing expenses by 7% as compared to 2001, the overall increase resulted from our adding on average two individuals to market our products and services in 2002, representing an increase of 23% from 2001 average staffing levels.

    Research and development expenses decreased approximately 13% to $1,356,414 during 2002, as compared to $1,564,616 for 2001. This decrease primarily resulted from our reducing our research and development staff by an average of one individual in 2002 as compared to 2001. This represents a decrease of 9% from 2001 average staffing levels. Additionally, we reduced contract labor and employment fees relating to research and development in 2002 by an aggregate of $100,655 as compared to 2001. This accounted for a 6% reduction in research and development costs. These decreases were possible as a result of our concluding some major product development efforts.

    General and administrative expenses increased 3% to $2,990,436 during 2002, as compared to $2,904,975 for 2001. This minor increase can be attributed to a number of factors, including, without limitation, the following:

    o Stockholder meeting expenses - increased by $91,172 in 2002 as compared to 2001 because we did not hold a stockholders meeting in 2001.

    o Legal and accounting fees - decreased by $60,774 in 2002 as compared to 2001 due to lower legal and accounting fees associated with SEC filings.

The foregoing changes were generally offset by normal fluctuations in other recurring general and administrative expenses.

    In 2000 we issued options to purchase an aggregate of 12,185,382 shares of common stock to directors, officers and employees, of which an aggregate of 3,800,000 options to purchase common stock have exercise prices less than the market value at the date of grant. The aggregate excess of the market value as compared to the exercise price at the date of grant was deferred and is being amortized, as compensation expense, over the respective vesting periods. The amount amortized as compensation expense in 2002 and 2001 was $683,749 and $728,334, respectively. The amounts were expensed as follows:

                                        2002             2001
                                      --------         --------
Selling and marketing                 $     --         $ 44,584
Research and development                40,000           40,000
General and administrative             643,749          643,750
                                      --------         --------
                                      $683,749         $728,334
                                      ========         ========


    Interest and Financing Expense

    Our interest and financing expense decreased to $10,781 during 2002, as compared to $182,560 for 2001. Financing fees decreased to $0 during 2002, as compared to $116,336 for 2001. These expenses decreased as a result of debt repayments in 2002. Additional debt was not incurred in 2002 since the majority of our operating capital was obtained from issuance of common stock in 2002.

    Interest Income

    Interest income in 2002 increased to $25,456, as compared to $10,098 in 2001. As a result of operating capital raised in 2002, we had on average more cash available for investment in 2002 as compared to 2001.

    Provision for Income Taxes

    As a result of operating losses for 2002 and 2001, we have not had a federal income tax obligation. During the years ended December 31, 2002, and 2001, we incurred net operating losses for federal tax purposes of approximately $4,988,873 and $ 5,304,803, respectively. No tax benefit has been recorded in either 2002 or 2001 due to the uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of the net deferred tax asset. The net operating loss carryover for the year ended December 31, 2002, will expire in 2017. We have aggregate net operating loss carry-forwards for federal tax purposes totaling approximately $30,124,000, which will expire between 2011 and 2017.

    Net Loss

    For the year ended December 31, 2002, we incurred a net loss of $5,587,243 or $0.04 per share, as compared to a net loss of $5,863,017 or $0.06 per share for the year ended December 31, 2001.

    Capital Raised in 2002

    During 2002, we raised approximately $5,454,669 from the following sources:

        o We issued 2,722,638 shares of unregistered common stock under the Common Stock Purchase Agreement with Ironhead Investments Inc. (see Liquidity and Capital Resources). These shares were sold in six transactions and raised $803,656 (net of commissions and escrow costs) with a weighted average price per share of $0.3130.

        o We issued 1,146,000 shares of common stock upon exercise of previously issued options and warrants yielding proceeds of $228,863 with a weighted average price per share of $0.1997.

        o We issued 18,417,000 shares of unregistered common stock in connection with completed private placements yielding net proceeds of $4,422,150 with a weighted average price per share of $0.2401.

    Potential Dilution

    The following demonstrates the potential dilution of our issued and outstanding common stock as of December 31, 2002.

                                                             WEIGHTED AVERAGE EXERCISE
                                               OUTSTANDING          PRICE PER SHARE
                                             --------------- -------------------------
Common stock                                   161,007,550
Warrants                                         1,445,143            $0.3327
Stock Options:
    Non-Affiliates                                  50,000             0.3800
    Directors, Officers and Employees           25,984,014             0.3193
                                             -------------
                                               188,486,707
                                             =============

    Further dilution may result from the exercise of additional warrants issued subsequent to December 31, 2002 and the exercise of stock options pursuant to additional stock option grants under the MigraTEC, Inc. Long-Term Incentive Plan. As of December 31, 2002, options to purchase 339,800 shares of common stock remained issuable under our Long-Term Incentive Plan. However, effective January 27, 2003, our board approved an increase in the number of shares of common stock authorized and reserved for issuance under the Long-Term Incentive Plan from 21,900,000 shares to 30,000,000 shares.

    Liquidity and Capital Resources

    For 2002, the net cash used in operating activities of $5,043,494 resulted from our net loss of $5,587,243, which included non-cash charges for depreciation, and amortization of $98,636 and charges for deferred stock compensation of $683,749. For 2001, the net cash used in operating activities of $4,952,831 resulted from our net loss of $5,863,017, which included non-cash charges for depreciation, and amortization of $113,981 and charges for deferred stock compensation of $728,334.

    As of December 31, 2002, we had cash of $881,035 and $92,500 in outstanding accounts receivable, compared to cash of $649,302 and $15,000 in outstanding accounts receivable at December 31, 2001.

    As of December 31, 2002, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

                                                    PAYMENTS DUE BY PERIOD
                                       -------------------------------------------------
                                                       LESS
                                                      THAN 1                    AFTER 3
CONTRACTUAL OBLIGATIONS                   TOTAL        YEAR      1-3 YEARS       YEARS
                                       ----------   ----------   ----------   ----------
Long Term Debt                         $    9,639   $    9,639   $       --   $       --

Capital Lease Obligations                  18,269        3,086       12,837        2,346

Operating Leases                          262,080      224,640       37,440           --
                                       ----------   ----------   ----------   ----------
Total Contractual Cash Obligations     $  289,988   $  237,365   $   50,277   $    2,346
                                       ==========   ==========   ==========   ==========

    During the year ended December 31, 2002, we had net cash provided by financing activities of $5,333,835 consisting of $5,454,669 in connection with the issuance of common stock. The cash proceeds were offset by $120,834 expended for the repayment of principal of notes payable and obligations under capital leases. During the year ended December 31, 2001, we had net cash provided by financing activities of $5,438,832 consisting of $5,906,112 in connection with the issuance of common stock, and $450,000 in proceeds from short-term loans from BEM Capital Partners, Inc. and The Glebe Group, which notes were repaid in 2002 and 2001, respectively. The cash proceeds were offset by $917,280 expended for the repayment of principal of notes payable and obligations under capital leases.

    On March 27, 2001, we entered into a Common Stock Purchase Agreement with Ironhead Investments Inc. establishing a private equity line of credit. Pursuant to the agreement, Ironhead committed to purchase from us shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period beginning with the date (June 28, 2001) on which these shares were registered with the Securities and Exchange Commission. The number of shares actually issuable by us and the price per share to be paid by Ironhead were dependent upon a defined trading volume of our common stock and a defined average trading price (net of a 6% discount). During 2002, we raised proceeds of $803,656 (net of commissions and escrow costs) under this arrangement through the sale of 2,722,638 shares of common stock at a weighted average price per share of $0.3130. During the term of the agreement, we were prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more than 9.9% of our then outstanding common stock. Any resale of shares by Ironhead reduced the number of shares beneficially owned by Ironhead and therefore enabled us to issue additional shares to Ironhead without violating this condition. As of February 28, 2003, our private equity line of credit arrangement with Ironhead expired.

    We engaged GKN as an agent to facilitate the foregoing transaction and paid GKN a 5% placement fee for each draw under the equity line. In connection with the private equity line of credit, Ironhead and GKN Securities were issued five-year warrants to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $0.42 per share. These warrants remained outstanding as of December 31, 2002.

    We had substantial operating losses during the year ended December 31, 2002 and the prior two years. For the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $5,587,243, $5,863,017 and $10,193,130, respectively. At December 31, 2002, we had an accumulated deficit of $33,281,577.

    We will need to raise additional capital in the near future to fund expanded sales and marketing efforts and other normal operating costs. Results of operations in the future will be influenced by numerous factors including, but not limited to:

    o internal technological developments and those of our technology and marketing associates;

    o the continued and accelerated movement of the IT industry to low TCO platforms;

    o the successful introduction and acceptance of Intel's 64-bit chips, Itanium and Itanium 2 and AMD's Opteron Chip;

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

 Our continued existence and plans for future growth are dependent, in part, upon our ability to obtain the capital necessary to operate, primarily through the generation of revenue and supplemented through the issuance of additional debt or equity. If we are not able to generate sufficient revenues and cash flows in the near term or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of independent auditors on our financial statements provided elsewhere in this report, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Subsequent to December 31, 2002, we have completed private placements of 1,350,000 shares of unregistered common stock yielding proceeds of $216,000, and issued warrants to purchase up to 270,000 shares of common stock at $0.25 per share in connection with these private placements. We have also issued non-transferable warrants to purchase an aggregate of 7,000,000 shares of common stock at $0.35 per share. The warrant holders paid fees which aggregate $67,900. These warrants expire December 31, 2003 but may be extended to December 31, 2004 at the election of the holders upon payment of fees which aggregate $156,800. In the event we are unable to obtain additional capital from either profitable operations or capital sources, we may be forced to significantly reduce or discontinue our current operations.

ITEM 7. FINANCIAL STATEMENTS

    The financial statements required under this Item are included as pages F-1 to F-22 of this report and are hereby incorporated herein by reference. See "Index to Consolidated Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

    The following table lists the names and ages of our current directors and named executive officers and all positions they hold. Each of the listed officers has been appointed by our board of directors and serves at the discretion of the board. Our directors will hold office until the next annual meeting of stockholders and until their successors are duly elected and qualify.

          NAME             AGE                  POSITION
-----------------------    ---   ------------------------------------------------------
William B. Patton, Jr.     67    Chairman of the Board
W. Curtis Overstreet       57    Vice Chairman of the Board
T. Ulrich Brechbuhl        39    Director, President, Chief Executive Officer,
                                 Chief Financial Officer and Secretary
Rick J. Johnson            44    Senior Vice President, Software Products and Solutions
R. Wesley Blair            30    Senior Vice President, Sales, Marketing and Delivery
Richard A. Gray, Jr.       54    Director
Drew R. Johnson            34    Director
John W. White              64    Director

    WILLIAM B. PATTON, JR. has been a director and Chairman of the Board since February 2002. Mr. Patton serves on the boards of several computer and software related high technology companies. He currently serves as a director of Site of Care Systems and as an advisory board member of Centor and CraniaMania. Mr. Patton also serves as the Chairman of the Board of Transnational Computer Technology. Additionally, he serves on two not-for-profit boards, including the University of California at Irvine and the University of Missouri at Rolla and he is a limited partner of ARCH Venture Partners, a venture capital firm specializing in seed and second round investments in the computer and related high technology fields. Prior to his retirement in November of 1997, Mr. Patton served as Chairman of MicroOptical Devices, one of the world's leading developers of vertical cavity surface emitting laser technology. Prior to joining MicroOptical Devices in 1996, Mr. Patton was an elected officer, Senior Vice President and Chairman of the Federal System Group and one of the three members of the Office of President of Unisys Corporation, reporting to the Chairman.

    W. CURTIS OVERSTREET has served as an executive officer and as a director since April 1997. He has served as Vice Chairman of the Board since October 2002. Prior to this position, Mr. Overstreet served as President from April 1997 through October 2000 and as Chief Executive Officer from April 1997 through September 2002. From October 1994 to March 1997, Mr. Overstreet was Regional Vice President for Software AG, Americas, based in Dallas, Texas.

    T. ULRICH BRECHBUHL has served as a director since February 2002. He has served as Chief Executive Officer since October 2002, President since October 2000 and Chief Financial Officer and Secretary since March 2000. From 1997 until joining MigraTEC, Mr. Brechbuhl was Chief Financial Officer and a founding partner of Thayer Aerospace, LLC, a manufacturer of precision-machined parts for the aerospace industry. He continues to serve as an executive board member for Thayer. Prior to joining Thayer, Mr. Brechbuhl worked as a Senior Manager with Bain & Company, Inc. in Boston, Massachusetts and Dallas, Texas, where he focused on high technology and aerospace industries.

    RICK J. JOHNSON has served as an executive officer of MigraTEC since July 1997. Since October 2002, he has served as Senior Vice President, Software Products and Solutions. Prior to this position, he served as Chief Operating Officer from July 1997 through September 2002 and as Secretary from July 1997 to March 1998. From 1995 to July 1997, Mr. Johnson was with Software AG, Americas, based in Dallas, Texas, where he served as Director of Operations Support - Integrated Business Solutions.

    R. WESLEY BLAIR has served as an executive officer of MigraTEC since May 2002. He has served as Senior Vice President of Sales, Marketing and Delivery since October 2002 and previously served as Vice President of Sales and Marketing. Prior to joining MigraTEC in January 2002, Mr. Blair was a Senior Manager with Bain & Company, Inc. in Dallas, Texas, where he focused on technology growth strategies and turnarounds. From 1996 until 1999, Mr. Blair served as an officer of Amtran, Inc., a public leisure travel holding company based in Indianapolis, Indiana, where his roles included corporate strategy, sales and marketing, and divisional general management.

    RICHARD A. GRAY, JR. has served as a director since April 1998. Since 1985, he has been President and owner of Gray & Company Realtors, Inc., a commercial real estate brokerage and developer in U.S. and Asian markets based in Dallas, Texas.

    DREW R. JOHNSON has served as a director since January 2000. He is a partner in the Private Equity Group at Cardinal Investment Company, an investment firm in Dallas, Texas, where he has worked since 1997. Prior to joining Cardinal, Mr. Johnson was employed with the consulting firm of McKinsey & Company. He currently serves on the boards of several private companies.

    JOHN W. WHITE has served as a director since July 2002. Mr. White is the retired Vice President and Chief Information Officer for Compaq Computer Corporation. Prior to joining Compaq, Mr. White spent 28 years with Texas Instruments where he served in various management and technical roles, including Vice President and Chief Information Officer and President of the Information Technology Group. He also spent four years with Electronic Data Systems developing the EDS on-line transaction processing system for the health care, life insurance, and banking industries. Mr. White currently serves on the boards of Citrix Systems and Scheduling.com and serves as an advisory board member for several companies. He is also Chairman of the board of Metasolv, Fuego and NetNumber.

    No family relationships exist among our directors and executive officers and no events have occurred during the past five years that we believe are material to an evaluation of the ability or integrity of any director or executive officer.

Significant Employees

    ALAN LARSON, Vice President of Product Services, joined the company in March 2001. Mr. Larson brings over 20 years of experience in the management and delivery of information systems. Prior to joining MigraTEC, Mr. Larson held professional services and other senior management positions at companies including Sybase, Inc. from 1993 to 1997, EMC Corporation from 1997 to 1998, Siebel Systems, Inc. in 1998, EXE Technologies, Inc. from 1998 to 1999, Interworld Corporation from 1999 to 2000 and Objectspace, Inc. from 2000 to 2001.

    SIMON MAK, Vice President of Business Development, joined us in July 2000. From 1998 to 2001, Mr. Mak was the Chief Executive Officer of Protarget.com, Inc., an online portal providing e-services that target dentists. In 1998, Mr. Mak also served as Vice President of Sales and Marketing for Horizon Media, Inc., a startup publisher of business intelligence in the Asia/Pacific region. From 1995 to 1996, Mr. Mak worked as an independent consultant.

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

    To our knowledge, based on a review of reports and information furnished to us by those persons who were directors, executive officers and/or the beneficial holders of 10% or more of our common stock at any time during the fiscal year ended December 31, 2002 and upon representations from such persons, all stock ownership reports required to be filed under section 16(a) by such reporting persons during 2002 were timely made, except as follows:

    o W. Curtis Overstreet failed to file on a timely basis two Form 4s reporting two transactions in 2002. Such transactions were reported on Form 5 in February 2003.

    o Richard A. Gray, Jr. failed to file on a timely basis one Form 4 reporting three transactions in 2002. Such transactions were reported on Form 4 in May 2002.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

    During the fiscal years ended December 31, 2002 and 2001, we paid our directors an aggregate of $74,000 and $80,000, respectively, for serving on our board of directors. Directors who are not officers or employees of MigraTEC earned $10,000 annually, or $2,500 per fiscal quarter, while serving on the board. Additionally, in March and May 2002, we issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Mr. Gray for services rendered and John W. White received an option to purchase 500,000 shares of common stock at $0.20 per share upon his election to the board. William B. Patton, Jr., as Chairman of the Board, earned $48,000 annually, or $4,000 per month, and received an option to purchase 1,000,000 shares of common stock at an exercise price of $0.33 per share upon his election to the board. Mr. Patton also received $7,500 for consulting services in 2002. Kevin C. Howe, our former Chairman of the Board, earned $5,000 while serving as Chairman in January 2002. Directors were also reimbursed for out-of-pocket expenses incurred in attending board and committee meetings.

Executive Compensation

    The following table sets forth the total compensation paid or accrued by us for the three years ended December 31, 2002 on behalf of each of our named executive officers.


                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                  --------------------------------------------     -------------------------------
                                                                  OTHER ANNUAL      SECURITIES             ALL
           NAME AND                       SALARY      BONUS       COMPENSATION      UNDERLYING            OTHER
      PRINCIPAL POSITION          YEAR     ($)         ($)             ($)          OPTIONS (#)        COMPENSATION
-------------------------------   ----   --------    -------       -----------     -------------       -----------
W. Curtis Overstreet              2002   $165,200    $40,000       $19,800 (1)     1,000,000 (2)         1,568 (6)
      Vice Chairman of the Board  2001    140,200       -0-         19,800 (1)          -0-                -0-
                                  2000    127,500       -0-         18,150 (1)     3,000,000 (3)           -0-

T. Ulrich Brechbuhl               2002    180,000     40,000          -0-          2,000,000 (2)         6,568 (6)
      President, Chief Executive  2001    145,000       -0-           -0-               -0-                -0-
      Officer, Chief Financial    2000    123,333       -0-           -0-          3,500,000 (3)           -0-
      Officer and Secretary

Rick J. Johnson                   2002    143,000      7,000          -0-            500,000 (2)         6,845 (6)
     Senior Vice President        2001    135,000       -0-           -0-               -0-                -0-
                                  2000    128,917       -0-           -0-            937,500 (3)           -0-

R. Wesley Blair                   2002    145,000      2,000         6,940 (5)     3,000,000 (2)           -0-
     Senior Vice President (4)    2001      -0-         -0-           -0-               -0-                -0-
                                  2000      -0-         -0-           -0-               -0-                -0-

----------
    (1) Housing allowance paid directly to Chelsea Homes, Inc. on behalf of Mr. Overstreet.

    (2) Options to purchase shares of our common stock granted in 2002.

    (3) Options to purchase shares of our common stock granted in 2000.

    (4) Mr. Blair joined MigraTEC in January 2002.

    (5) Mr. Blair earns commissions based on revenues.

    (6) In prior years, we contributed matching funds to participants in our 401(k) savings plan. In 2002, we distributed forfeited matching funds to participants.

    The following table sets forth information with respect to stock options to purchase common stock granted to our named executive officers during the fiscal year ended December 31, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                NUMBER OF           PERCENT OF TOTAL
                                                SECURITIES         OPTIONS GRANTED TO      EXERCISE
                                                UNDERLYING        EMPLOYEES IN FISCAL        PRICE
     NAME AND PRINCIPAL POSITION             OPTIONS GRANTED            YEAR (1)            ($ / SH)     EXPIRATION DATE
     ---------------------------             ---------------      -------------------       --------     ---------------
W. Curtis Overstreet
     Vice Chairman of the Board               1,000,000 (2)              11.25%              $0.28      September 9, 2012

T. Ulrich Brechbuhl
     President, Chief Executive Officer,
     Chief Financial Officer and Secretary    2,000,000 (2)              22.51%              $0.28      September 9, 2012

Rick J. Johnson
     Senior Vice President                      500,000 (2)               5.63%              $0.28      September 9, 2012

R. Wesley Blair
     Senior Vice President                    2,000,000 (3)              22.51%              $0.34       January 1, 2012
                                              1,000,000 (2)              11.25%              $0.28      September 9, 2012

----------
    (1) Percent of total options is based on options to purchase a total of 8,886,168 shares of our common stock granted to employees during the fiscal year ended December 31, 2002.

    (2) This option vests 1/6 every six months beginning March 10, 2003

    (3) This option vests 1/6 every six months beginning July 2, 2002.


    The following table sets forth information with respect to stock options exercised and held by our named executive officers as of December 31, 2002. The closing bid price for our common stock on December 31, 2002 was $0.19.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                      SHARES                       OPTIONS AT FY-END        IN-THE-MONEY OPTIONS AT
                                    ACQUIRED ON     VALUE            EXERCISABLE /           FY-END EXERCISABLE /
 NAME AND PRINCIPAL POSITION         EXERCISE    REALIZED ($)      UNEXERCISABLE (#)           UNEXERCISABLE ($)
 ---------------------------         --------    ------------      -----------------           -----------------
W. Curtis Overstreet
      Vice Chairman of the Board      125,000      $ 15,750      2,250,000 / 1,625,000           $ -0- / $ -0-

T. Ulrich Brechbuhl
      President, Chief Executive
      Officer, Chief Financial
      Officer and Secretary             -0-          -0-         2,433,333 / 3,066,667           $ -0- / $ -0-

Rick J. Johnson
     Senior Vice President              -0-          -0-          1,179,167 / 708,333            $ -0- / $ -0-

R. Wesley Blair
      Senior Vice President             -0-          -0-          333,333 / 2,666,667            $ -0- / $ -0-

Employment Agreements with Executive Officers

      We entered into an employment agreement with W. Curtis Overstreet, our Vice Chairman of the Board, on April 10, 1997, which provides for an annual base salary ($165,200 at December 31, 2002) and incentives for salary increases and bonuses to be determined by and subject to the discretion of our board.

    We entered into an employment agreement with Rick J. Johnson, our Senior Vice President, Software Products and Solutions, on July 1, 1997, providing for an annual base salary ($143,000 at December 31, 2002) and incentives for salary increases and bonuses to be determined by and subject to the discretion of our board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors, Officers and 5% Stockholders

      The following table sets forth information regarding the beneficial ownership of common stock for each person who is known by us to be the beneficial owner of more than five percent of our voting securities, for each director and named executive officer, and for all directors and named executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

      All information is as of March 25, 2003. As of such date, 162,357,550 shares of our common stock were issued and outstanding. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of March 25, 2003 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.


                                                       AMOUNT AND NATURE OF
NAME AND ADDRESS (1)                                   BENEFICIAL OWNERSHIP       PERCENT OF CLASS
--------------------                                   --------------------       ----------------
W. Curtis Overstreet                                            2,791,667 (2)             1.69%
T. Ulrich Brechbuhl                                             2,869,167 (3)             1.74%
R. Wesley Blair                                                   833,333 (4)              *
Rick J. Johnson                                                 1,464,167 (5)              *
Richard A. Gray, Jr.                                            4,276,000 (6)             2.62%
Drew R. Johnson                                                         0                  *
John W. White                                                     158,000 (7)              *
William B. Patton, Jr.                                            562,500 (8)              *
Mercury Fund No. 1, Ltd.                                       14,410,913 (9)             8.88%
Kevin C. Howe                                                  14,410,913 (9)             8.88%
MT Partners L.P.                                               10,033,700 (10)            6.18%
Marshall Payne                                                 10,033,700 (10)            6.18%
Directors and Executive Officers as a Group                    12,954,834                 7.53%

----------
*  Less than 1%

    (1) The business address for Messrs. Overstreet, Brechbuhl and R. Johnson is 11494 Luna Road, Suite 100, Dallas, Texas 75234. The address for Mr. Patton is 4217 Loma Rosada, El Paso, Texas 79934. The business address for Mr. Gray is 1900 Cedar Springs, Dallas, Texas 75201. The business address for Mr. Howe and Mercury Fund No. 1, Ltd. is 5916 Arbor Hollow, McKinney, Texas 75070. The business address for Mr. Payne, Mr. D. Johnson and MT Partners, L.P. is 500 Crescent Court, Suite 250, Dallas, Texas 75201.

    (2) These shares are issuable to Mr. Overstreet upon the exercise of outstanding stock options.

    (3) Includes 2,866,667 shares issuable to Mr. Brechbuhl upon the exercise of outstanding stock options.

    (4) These shares are issuable to Mr. Blair upon the exercise of outstanding stock options.

    (5) Includes 1,464,167 shares issuable to Mr. R. Johnson upon the exercise of outstanding stock options.

    (6) Includes 833,333 shares issuable to Mr. Gray upon the exercise of outstanding stock options and warrants, 531,000 shares held Mr. Gray's spouse and 100,000 shares held by the Gray Family Trust, of which Mr. Gray is the trustee.

    (7) These shares are issuable to Mr. White upon the exercise of outstanding stock options.

    (8) These shares are issuable to Mr. Patton upon the exercise of outstanding stock options.

    (9) Based solely on a review of Mercury Fund No. 1, Ltd.'s report on
        Schedule 13G filed with the SEC on February 5, 2003. Mr. Howe exercises voting control over these shares on behalf of the general partner of the general partner of Mercury Fund No. 1, Ltd.

   (10) Based solely on a review of MT Partners, L.P.'s report on Schedule 13G filed with the SEC on February 5, 2003. Mr. Payne exercises voting control over these shares on behalf of the general partner of MT Partners, L.P.

Equity Compensation Plan Information

     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including the 1999 Stock Option Plan and the MigraTEC, Inc. Long-Term Incentive Plan.

                                                                                                                (C)
                                                 (A)                                               NUMBER OF SECURITIES REMAINING
                                      NUMBER OF SECURITIES TO BE                (B)                 AVAILABLE FOR FUTURE ISSUANCE
                                        ISSUED UPON EXERCISE OF           WEIGHTED-AVERAGE         UNDER EQUITY COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,      EXERCISE PRICE OF OUTSTANDING       (EXCLUDING SECURITIES
PLAN CATEGORY                            WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                         --------------------------   ----------------------------    -------------------------------
Equity Compensation Plans Approved
by Stockholders                                   14,611,897(1)              $0.3840                           39,599

Equity Compensation Plans Not
Approved by Stockholders                          12,047,117(2)(3)(4)        $0.2421                          300,201

Total                                             26,659,014                 $0.3199                          339,800

----------

    (1) Issued under the MigraTEC, Inc. Long-Term Incentive Plan.

    (2) Includes options to purchase 587,318 shares of common stock issued and outstanding under our 1999 Stock Option Plan, which does not require the approval of and has not been approved by our stockholders. For a description of our 1999 Stock Option Plan, please refer to Note 10 of our financial statements located elsewhere in this report, which description is hereby incorporated herein by reference.

    (3) Includes options to purchase 6,699,799 shares of common stock issued and outstanding under the MigraTEC, Inc. Long-Term Incentive Plan. Although this plan has been approved by our stockholders, an amendment to the plan in December 2000 to increase the number of shares authorized and reserved for issuance under the plan from 7,000,000 shares to 14,000,000 shares was not, nor was it required to be, approved by our stockholders. For a description of the MigraTEC, Inc. Long-Term Incentive Plan, please refer to Note 10 of our financial statements located elsewhere in this report, which description is hereby incorporated herein by reference.

    (4) Includes fully vested warrants and options to purchase an aggregate of 4,760,000 shares of common stock at exercise prices ranging between $0.20 and $0.42 per share. These warrants and options were granted to 12 individuals and 1 corporation in connection with services rendered to us and expire as summarized below:

        Between April 16, 2004 and January 30, 2010                 2,160,000
        Four years after termination of employment or directorship  2,600,000
                                                                    ---------
                                                                    4,760,000
                                                                    =========

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Kevin C. Howe, a former director and Chairman of the Board, and Drew R. Johnson joined our board of directors in January 2000 as representatives of Mercury Fund No. 1, Ltd. and MT Partners, LP, respectively, in connection with the initial closing of a $3,750,000 investment in the company. As a result of this investment, Mercury and MT Partners each received convertible promissory notes and warrants to purchase shares of our common stock. All of the warrants have been exercised and effective as of May 14, 2002, the notes have been converted in full into shares of common stock.

    In connection with the investments described above, we entered into a shareholders' agreement with Mercury, MT Partners, W. Curtis Overstreet and Rick
J. Johnson, pursuant to which Mercury and MT Partners have the right to designate three directors to serve on the board. The shareholders' agreement restricts the parties' transfer of our common stock and provides MT Partners and Mercury with a right of first refusal for private transfers of our common stock. In addition, the agreement requires the approval of at least 70% of our board of directors for any of the following corporate actions:

    o permitting authorization of additional series or classes of shares of any capital stock resulting in dilution greater than 10% when compared to our fully diluted common stock equivalent position as of January 25, 2000;

    o   disposing of all or substantially all of our properties or assets;

    o merging where such transaction involves greater than 20% of our market capitalization;

    o   voluntarily dissolving, liquidating or partially liquidating;

    o   incurring additional debt in excess of $250,000;

    o   incurring any single capital expenditure in excess of $150,000;

    o declaring or paying any dividend with respect to any of our capital stock;

    o   purchasing any of our capital stock;

    o amending the employment contracts or making material changes to the compensation or severance amounts of certain of our officers;

    o amending, altering or repealing our certificate of incorporation or bylaws; or

    o   entering into contracts with any of our affiliates.

    The shareholders' agreement will terminate upon the consummation of any merger, consolidation, recapitalization or reorganization if any stock or securities received in such transaction are registered under the Exchange Act, by the agreement of all parties or at such time as MT Partners and Mercury dispose of common stock comprising more than 60% of their aggregate ownership as of May 1, 2000.

    In addition to Drew R. Johnson, William B. Patton, Jr., our current Chairman of the Board, and John W. White currently serve as the board designees of Mercury and MT Partners.

    In a separate transaction occurring in December 2000, Mercury loaned us $565,000. This note and its accrued interest were repaid by December 2001.

    William B. Patton, Jr., our Chairman of the Board, received $7,500 for consulting services provided to the company in the second quarter of 2002. In March and May 2002, we issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the company, for services rendered to the company. We also issued 400,000 shares of common stock at a price of $0.25 per share to each of Mr. Gray and Mr. Gray's spouse pursuant to private placements of common stock. In April 2002, we issued an additional 31,000 shares of common stock at a price of $0.20 per share to Mr. Gray's spouse upon the exercise of a warrant to purchase common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits required to be furnished pursuant to this Item 13(a) are listed in the Exhibit Index of this report, which Exhibit Index is hereby incorporated herein by reference.

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K during the quarterly period ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Within the 90-day period prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely providing him with material information relating to us (including our consolidated subsidiary) required to be included in our Exchange Act filings.

Changes in Internal Controls

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




                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2003.

                                     MIGRATEC, INC.

                                     By: /s/ T. ULRICH BRECHBUHL
                                        --------------------------------------
                                        T. Ulrich Brechbuhl
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

    /s/ WILLIAM B. PATTON, JR.       Chairman of the Board                   Dated: March 31, 2003
--------------------------------
     William B. Patton, Jr.


    /s/ W. CURTIS OVERSTREET         Vice Chairman of the Board              Dated: March 31, 2003
--------------------------------
       W. Curtis Overstreet

    /s/ T. ULRICH BRECHBUHL          President,  Chief  Executive            Dated: March 31, 2003
--------------------------------     Officer, Chief Financial Officer,
      T. Ulrich Brechbuhl            Secretary, Director (Principal
                                     Executive Officer and Principal
                                     Financial and Accounting Officer)

     /s/ RICHARD A. GRAY, JR.        Director                                Dated: March 31, 2003
--------------------------------
      Richard A. Gray, Jr.

       /s/ DREW R. JOHNSON           Director                                Dated: March 31, 2003
--------------------------------
         Drew R. Johnson

       /s/ JOHN W. WHITE             Director                                Dated: March 31, 2003
--------------------------------
         John W. White

          CERTIFICATION BY CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, T. Ulrich Brechbuhl, certify that:

1.  I have reviewed this annual report on Form 10-KSB of MigraTEC, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                            /s/ T. Ulrich Brechbuhl
                                            ---------------------------------
                                            T. Ulrich Brechbuhl
                                            Chief Executive Officer and
                                            Chief Financial Officer

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

         Consolidated Statements of Operations                       F-4

         Consolidated Statements of Stockholders' Equity (Deficit)   F-5

         Consolidated Statements of Cash Flows                       F-6

         Notes to Consolidated Financial Statements                  F-7


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors MigraTEC, Inc.

We have audited the accompanying consolidated balance sheets of MigraTEC, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MigraTEC, Inc. and subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note
2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                                              /s/ ERNST & YOUNG LLP
                                              --------------------------------
                                              ERNST & YOUNG LLP

Dallas, Texas
March  18, 2003

                         MIGRATEC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                              ----------------------------------
                                                                                                   2002               2001
                                                                                              ---------------    ---------------
ASSETS
CURRENT ASSETS
       Cash                                                                                   $       881,035    $       649,302
       Accounts receivable                                                                             92,500             15,000
       Other current assets                                                                           173,577             73,206
                                                                                              ---------------    ---------------
            Total current assets                                                                    1,147,112            737,508


PROPERTY AND EQUIPMENT, NET                                                                           121,765            145,381

OTHER ASSETS
     Capitalized software costs, net of amortization of $90,624 and
           $90,352 in 2002 and 2001, respectively                                                         190                465
     Other assets                                                                                      59,863              7,756
                                                                                              ---------------    ---------------
           Total other assets                                                                          60,053              8,221
                                                                                              ---------------    ---------------

           Total Assets                                                                       $     1,328,930    $       891,110
                                                                                              ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
       Accounts payable                                                                       $       256,155    $       305,663
       Accrued expenses                                                                               198,238            157,388
       Current portion of long-term debt and notes payable                                              9,639            118,763
       Obligations under capital leases                                                                 3,086              1,744
                                                                                              ---------------    ---------------
            Total current liabilities                                                                 467,118            583,558

LONG-TERM LIABILITIES
       Long-term portion of notes payable                                                                  --          2,509,639
       Long-term portion of obligations under capital leases                                           15,183              2,459
                                                                                              ---------------    ---------------
            Total long-term liabilities                                                                15,183          2,512,098
                                                                                              ---------------    ---------------
            Total liabilities                                                                         482,301          3,095,656

MINORITY INTEREST                                                                                      (3,752)            (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock 50,000,000 shares authorized; $0.001 par value; none issued or outstanding
       Common stock $0.001 par value; 250,000,000 shares authorized;
             161,007,550 and 128,586,361 shares issued at December 31, 2002 and
             2001, respectively; 161,007,550 and 118,721,912 shares outstanding
             at December 31, 2002 and 2001, respectively                                              161,008            128,586
       Additional paid-in capital                                                                  34,056,263         27,911,907
       Deferred stock compensation                                                                    (85,313)          (769,062)
       Treasury stock, at cost (9,864,449 shares in 2001)                                                  --         (1,777,891)
       Accumulated deficit                                                                        (33,281,577)       (27,694,334)
                                                                                              ---------------    ---------------
            Total stockholders' equity (deficit)                                                      850,381         (2,200,794)
                                                                                              ---------------    ---------------

            Total Liabilities and Stockholders' Equity (Deficit)                              $     1,328,930    $       891,110
                                                                                              ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                     2002               2001
                                                               ---------------    ---------------
REVENUES
 Software licenses                                             $        35,000    $            --
 Services                                                              482,275            206,833
 Software maintenance fees                                                  --              2,167
                                                               ---------------    ---------------
     TOTAL REVENUES                                                    517,275            209,000
                                                               ---------------    ---------------

COSTS AND EXPENSES
 Cost of revenues                                                      386,508            104,242
 Selling and marketing                                               1,385,835          1,325,722
 Research and development                                            1,356,414          1,564,616
 General and administrative                                          2,990,436          2,904,975
                                                               ---------------    ---------------
     TOTAL COSTS AND EXPENSES                                        6,119,193          5,899,555
                                                               ---------------    ---------------

LOSS FROM OPERATIONS                                                (5,601,918)        (5,690,555)
 Other income (expense)
     Interest and financing expense                                    (10,781)          (182,560)
     Interest income                                                    25,456             10,098
                                                               ---------------    ---------------
         TOTAL OTHER INCOME (EXPENSE)                                   14,675           (172,462)
                                                               ---------------    ---------------

NET LOSS                                                       $    (5,587,243)   $    (5,863,017)
                                                               ===============    ===============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                  $         (0.04)   $         (0.06)
                                                               ===============    ===============

WEIGHTED AVERAGE COMMON SHARES
            ISSUED AND OUTSTANDING (BASIC AND DILUTED)             146,659,596        103,676,530
                                                               ===============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2002 and 2001


                                                                                             DEFERRED
                                                  COMMON         COMMON       ADDITIONAL      STOCK          TREASURY
                                                  STOCK          STOCK         PAID-IN        COMPEN-         STOCK
                                                 (SHARES)        AMOUNT        CAPITAL        SATION         (SHARES)
                                               ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2001                       91,353,074   $     91,353   $ 20,989,692   $ (1,827,396)    (9,864,449)

Issuance of stock in connection with
private placements for cash                      10,914,285         10,914      2,278,586             --             --

Issuance of stock in connection with
private equity line                               2,990,670          2,991        946,329             --             --

Issuance of stock in connection with
exercise of options and warrants                 13,328,055         13,328      2,653,815             --             --

Modification of EAI Partners, Inc.
options                                                  --             --         84,000             --             --

Issuance of stock in connection with
conversion of debt to equity                     10,000,000         10,000      1,240,000             --             --

Issuance of warrants for consulting
services                                                 --             --         17,000             --             --

Deferred stock compensation expense                      --             --             --        728,334             --


Deferred stock compensation forfeited                    --             --       (330,000)       330,000             --

Issuance of warrants for financing fees                  --             --         32,336             --             --

Issuance of stock to employees under the
Employee Stock Purchase Plan -
shares matched by employer                              277             --            149             --             --

Net loss                                                 --             --             --             --             --
                                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001                    128,586,361        128,586     27,911,907       (769,062)    (9,864,449)

Issuance of stock in connection with
private placements for cash                      18,417,000         18,417      4,403,733             --             --

Issuance of stock in connection with
private equity line                               2,722,638          2,723        800,933             --             --

Issuance of stock in connection with
exercise of options and warrants                  1,146,000          1,146        227,717             --             --

Issuance of stock in connection with
conversion of debt to equity                     20,000,000         20,000      2,480,000             --             --

Deferred stock compensation expense                      --             --             --        683,749             --

Retirement of treasury stock                     (9,864,449)        (9,864)    (1,768,027)            --      9,864,449

Net loss                                                 --             --             --             --             --
                                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                    161,007,550   $    161,008   $ 34,056,263   $    (85,313)            --
                                               ============   ============   ============   ============   ============


                                                 TREASURY       ACCUMU-
                                                   STOCK         LATED
                                                   AMOUNT       DEFICIT          TOTAL
                                               ------------   ------------   ------------
Balance at January 1, 2001                     $ (1,777,891)  $(21,831,317)  $ (4,355,559)

Issuance of stock in connection with
private placements for cash                              --             --      2,289,500

Issuance of stock in connection with
private equity line                                      --             --        949,320

Issuance of stock in connection with
exercise of options and warrants                         --             --      2,667,143

Modification of EAI Partners, Inc.
options                                                  --             --         84,000

Issuance of stock in connection with
conversion of debt to equity                             --             --      1,250,000

Issuance of warrants for consulting
services                                                 --             --         17,000

Deferred stock compensation expense                      --             --        728,334

Deferred stock compensation forfeited                    --             --             --

Issuance of warrants for financing fees                  --             --         32,336

Issuance of stock to employees under the
Employee Stock Purchase Plan -
shares matched by employer                               --             --            149

Net loss                                                 --     (5,863,017)    (5,863,017)
                                               ------------   ------------   ------------
Balance at December 31, 2001                     (1,777,891)   (27,694,334)    (2,200,794)

Issuance of stock in connection with
private placements for cash                              --             --      4,422,150

Issuance of stock in connection with
private equity line                                      --             --        803,656

Issuance of stock in connection with
exercise of options and warrants                         --             --        228,863

Issuance of stock in connection with
conversion of debt to equity                             --             --      2,500,000

Deferred stock compensation expense                      --             --        683,749

Retirement of treasury stock                      1,777,891             --             --

Net loss                                                 --     (5,587,243)    (5,587,243)
                                               ------------   ------------   ------------
Balance at December 31, 2002                   $         --   $(33,281,577)  $    850,381
                                               ============   ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                 -------------------------
                                                                                    2002          2001
                                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(5,587,243)  $(5,863,017)
  Adjustments to reconcile net loss to net cash (used by) operating activities:
      Depreciation and amortization                                                   98,636       113,981
      Deferred stock compensation                                                    683,749       728,334
      Warrants issued for financing fees                                                  --        32,336
      Modification of EAI Partners, Inc. options                                          --        84,000
      Warrants issued for consulting services                                             --        17,000
      Change in assets and liabilities:
               (Increase) decrease in accounts receivable                            (77,500)           --
               (Increase) decrease in other current assets                          (100,371)        4,107
               (Increase) decrease in other assets                                   (52,107)           --
               Increase (decrease) in accounts payable                               (49,508)        7,885
               Increase (decrease) in accrued expenses                                40,850       (21,957)
               Increase (decrease) in deferred income                                     --       (55,500)
                                                                                 -----------   -----------

      Net cash (used by) operating activities                                     (5,043,494)   (4,952,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (58,608)      (78,953)
                                                                                 -----------   -----------
     Net cash (used in) investing activities                                         (58,608)      (78,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                          --       450,000
     Proceeds from issuance of common stock                                        5,454,669     5,906,112
     Payments of obligations under capital leases                                     (2,071)       (1,159)
     Repayment of notes payable                                                     (118,763)     (916,121)
                                                                                 -----------   -----------
     Net cash provided by financing activities                                     5,333,835     5,438,832
                                                                                 -----------   -----------
     Net increase in cash                                                            231,733       407,048

Cash - beginning                                                                     649,302       242,254
                                                                                 -----------   -----------
Cash - ending                                                                    $   881,035   $   649,302
                                                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                               $     8,524   $    47,133
                                                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of stock upon conversion of debt to equity                         $ 2,500,000   $ 1,250,000
                                                                                 ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation ("MigraTEC"), is a developer and provider of software solutions and support services relating to the upgrading or migrating of software applications, enabling them to run on newer, more efficient operating systems and hardware platforms.

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

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in 2002 and 2001 was $272 and $26,277, respectively.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

Services are usually provided under time and materials contracts and agreed upon fee arrangements. Revenues from services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer. Services revenues in 2001 include revenue related to a multiple elements agreement between the Company and Dell Products, L.P. for which revenue was recognized pro rata over the contract term.

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

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

The effect of outstanding stock options and warrants that aggregated 27,479,157 and 18,647,813 shares as of December 31, 2002 and 2001, respectively, would be anti-dilutive due to the Company's losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

POTENTIAL DILUTION

The following demonstrates the potential dilution of our issued and outstanding common stock as of December 31, 2002.

                                                               WEIGHTED AVERAGE EXERCISE
                                               OUTSTANDING          PRICE PER SHARE
                                               -----------     -------------------------
Common stock                                   161,007,550
Warrants                                         1,445,143            $0.3327
Stock Options:
    Non-Affiliates                                  50,000             0.3800
    Directors, Officers and Employees           25,984,014             0.3193
                                               -----------
                                               188,486,707
                                               ===========

Further dilution may result from the exercise of additional warrants issued subsequent to December 31, 2002 and the exercise of stock options pursuant to additional stock option grants under the MigraTEC, Inc. Long-Term Incentive Plan. As of December 31, 2002, options to purchase 339,800 shares of common stock remained issuable under our Long-Term Incentive Plan.

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

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Such excess is deferred and amortized as compensation expense over the respective vesting periods, which are principally 36 months. See below regarding the pro forma net loss per common share information required by alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NEW ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation.

SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Option No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148 as of December 31, 2002.

The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied for the years ended December 31, 2002 and 2001.

                                                         2002            2001
                                                    -------------   -------------
Net income (loss), as reported                      $  (5,587,243)  $  (5,863,017)

Add: Stock option expense determined under the
    intrinsic value method                                683,749         728,334

Deduct:  Total stock-based compensation
    determined under fair value-based method
    for all awards                                     (2,401,404)     (1,696,441)
                                                    -------------   -------------
Pro forma net income (loss)                         $  (7,304,898)  $  (6,831,124)
                                                    =============   =============
Net income (loss) per share (basic and diluted):
    As reported                                     $       (0.04)  $       (0.06)
                                                    =============   =============
    Pro forma                                       $       (0.05)  $       (0.07)
                                                    =============   =============

Weighted average shares used in computation
(basic and diluted):                                  146,659,596     103,676,530
                                                    =============   =============

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, for a Disposal of a Segment of a Business" SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a significant impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a loss of $5,587,243 and used cash in operations of $5,043,494 for the year ended December 31, 2002. The Company's continued existence and plans for future growth are dependent in part upon its ability to obtain the capital necessary to operate, primarily through the generation of revenue and supplemented through the issuance of additional debt or equity. If the Company is not able to generate sufficient revenues and cash flows or obtain additional or alternative funding in the near term, the Company will be unable to continue as a going concern.

In 2002, the Company raised net proceeds of $4,422,150 in private equity transactions and has received $228,863 from the exercise of options and warrants. In addition, pursuant to the Company's private equity line of credit agreement, the Company raised $803,656 and $949,320 (net of commissions and escrow costs) in 2002 and 2001, respectively (see Note 10). In accordance with its terms, this agreement expired in February 2003 (see Note 12). The Company will need to raise additional capital in 2003 to fund expanded sales and marketing as well as development efforts and continued operations (see Note 12). While there can be no assurance that the Company will successfully raise additional funds sufficient to finance its continued operations, management believes the Company will successfully raise additional capital to meet the Company's obligations for the near term (see Note 12).

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002 and 2001:

                                                           2002        2001
                                                       -----------   ---------
       Furniture and equipment                         $   962,800   $ 915,471
       Equipment under capital lease                        18,524       7,069
       Leasehold improvements                               55,507      44,612
                                                       -----------   ---------
                                                         1,036,831     967,152
       Less accumulated depreciation and amortization     (915,066)   (821,771)
                                                       -----------   ---------
                                                       $   121,765   $ 145,381
                                                       ===========   =========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Depreciation expense for the years ended December 31, 2002 and 2001, was $81,635 and $74,400, respectively. Amortization expense for equipment under capital leases and leasehold improvements was $16,726 and $13,304 for the years ended December 31, 2002 and 2001, respectively.

NOTE 4. NOTES PAYABLE

Notes payable at December 31, 2002 and 2001, include the following:

                                                                                                           2002          2001
                                                                                                       -----------   -----------
                Convertible secured promissory notes to Mercury Fund No. 1, Ltd. in the amount of $1,775,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. These
                notes have been converted into shares of common stock as more fully described
                below.                                                                                  $        --   $ 1,275,000

                Convertible secured promissory notes to MT Partners, L.P. in the amount of
                $1,975,000, dated January 25, 2000, without interest, due January 24, 2003, collateralized by all assets owned or thereafter acquired, subject to collateral rights of notes dated December 4 and 28, 1998 and January 4 and 27, 1999. These
                notes have been converted into shares of common stock as more fully described
                below.                                                                                           --     1,225,000

                Notes payable to BEM Capital Partners, Inc. (assignee of MJ Capital Partners
                III, L.P. as of January 2001) in the original aggregate amount of $250,000
                Modified, extended and renewed to increase the outstanding loan amount to
                $250,000, bearing interest at 15% per annum, interest only payable monthly until
                May 1, 2001. Thereafter payable with monthly installments of principal and interest totaling $22,565 with a final maturity of May 1, 2002. In connection with the January 26, 2001 modification, the note holder was issued a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This
                warrant was exercised in March 2001.                                                             --       108,777

                Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December
                10, 2003.                                                                                     9,639        19,625
                                                                                                       -----------   -----------


                             Total outstanding                                                               9,639     2,628,402
                             Less current portion                                                           (9,639)     (118,763)
                                                                                                       -----------   -----------
                             Long-term portion                                                         $        --   $ 2,509,639
                                                                                                       ===========   ===========

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


In the first quarter of 2000, the Company closed a private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors"). The Investors have the right to designate three directors to serve on the Company's Board of Directors. Drew R. Johnson, William
B. Patton, Jr. and John W. White currently serve as the Investors' designees.

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

Additionally, the Shareholders' Agreement restricts transfers of the Company's common stock and provides the Investors with a right of first refusal for private transfers of shares of the Company's common stock. The Shareholders' Agreement will terminate upon the consummation of any merger, consolidation, recapitalization or reorganization if any stock or securities received in such transaction are registered under the Securities Exchange Act of 1934, as amended, by the agreement of all parties or at such time as MT Partners and Mercury dispose of common stock comprising more than 60% of their aggregate ownership as of May 1, 2000.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2002 and 2001:

                                          2002      2001
                                        --------  --------
        Interest                        $    225  $  1,577
        Legal and professional            52,000    38,240
        Salaries and employee benefits   111,632    78,086
        Deferred rent                     18,870    35,044
        Other                             15,511     4,441
                                        --------  --------
                                        $198,238  $157,388
                                        ========  ========


                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 6. INCOME TAXES

As of December 31, 2002 and 2001, temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

                                                        2002          2001
                                                    ------------   -----------
Deferred income tax assets
  Benefit of net operating losses                   $ 10,242,330   $ 8,538,966
  Deferred stock compensation                            870,294       637,819
  Issuance of options - settlement with EAI              240,210       240,210
  Expense associated with restructure of debt             85,846        85,846
  Depreciation                                            77,375        91,574
  Accrued vacation, severance and bonuses                 28,929        19,542
  Deferred rent expense                                    6,416        11,915
  Other                                                   17,108        17,108
                                                    ------------   -----------
                                                      11,568,508     9,642,980
                                                    ------------   -----------

Deferred income tax liabilities
  Abandonment of property and equipment                  (53,586)      (53,586)
  Other                                                     (128)          (99)
                                                    ------------   -----------
                                                         (53,714)      (53,685)
                                                    ------------   -----------
  Valuation allowance                                (11,514,794)   (9,589,295)
                                                    ------------   -----------
  Net deferred income tax asset (liability)         $         --   $        --
                                                    ============   ===========



The net deferred tax asset has been fully reserved due to the uncertainty of generating future taxable income during the carry forward period. The valuation allowance increased by $1,925,499 from December 31, 2001 to December 31, 2002.

The Company's income tax expense (benefit) for the years ended December 31, 2002 and 2001, differed from the statutory federal tax rate as follows:

                                                                         2002             2001
                                                                    -------------    -------------
Statutory  rate  applied to loss  before  income taxes              $  (1,899,663)   $  (1,993,426)
Permanent differences between financial and tax losses
       Expense from exercise of non-qualified
            stock options                                                 (30,976)         (83,128)
       Other                                                                5,140            4,079
Increase in valuation allowance                                         1,925,499        2,072,475
                                                                    -------------    -------------
Income tax expense (benefit)                                        $          --    $          --
                                                                    =============    =============


Net operating losses generated through December 31, 2002, eligible to be carried forward to future years of approximately $30,124,000 will expire between 2011 and 2017.

NOTE 7. RELATED PARTY TRANSACTIONS

In connection with Mercury Fund No. 1, Ltd.'s and MT Partners, L.P.'s, three stage, $3,750,000 investment in the Company, completed May 1, 2000, Mercury and MT Partners have the right to designate three directors to serve on the Company's Board of Directors. Drew R. Johnson, William B. Patton, Jr. and John
W. White currently serve as the designees of Mercury and MT Partners. The notes related to the investment were convertible into an aggregate of 30,000,000 shares of common stock, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes did not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share. The warrants have been exercised in full and the notes have been fully converted.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


In December 2000, Mercury loaned the Company $565,000 with an interest rate that varied between 0% and 10%. The principal of this note was repaid on June 22, 2001 upon Mercury's exercise of warrants to purchase 2,839,800 shares of common stock, originally obtained with the issuance of the convertible secured promissory notes, as the exercise price consisted of conversion of this note plus cash in the amount of $2,960. Accrued interest of $14,419 due to Mercury under this note was renewed as a new note with an interest rate of 4-1/2% maturing December 22, 2001. This note and its accrued interest were repaid in December 2001.

In March and May 2002, the Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company. The Company also issued 400,000 shares of common stock at a price of $0.25 per share to each of Mr. Gray and Mr. Gray's spouse pursuant to private placements of common stock. In April 2002, we issued an additional 31,000 shares of common stock at a price of $0.20 per share to Mr. Gray's spouse upon the exercise of a warrant to purchase common stock.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $16,977 until August 2001 and $18,720 thereafter. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of December 31, 2002.

YEAR ENDING DECEMBER 31,           AMOUNT
-------------------------         ---------
        2003                      $ 224,640
        2004                         37,440
                                  ---------
                                  $ 262,080
                                  =========

Total rent expense in 2002 and 2001 was $214,782 and $213,571, respectively.

During 2002, the Company executed non-cancelable capital leases for various office equipment for a term of 60 months. The following is a summary of future minimum lease payments together with the present value of the net minimum lease payments as of December 31, 2002.


       YEAR ENDING DECEMBER 31,                     AMOUNT
       ------------------------                     ------
2003                                              $  5,856
2004                                                 5,856
2005                                                 5,856
2006                                                 5,856
2007                                                 2,522
                                                  --------
Total minimum lease payments                        25,946

Less: Amount representing interest                  (7,677)
                                                  --------

Present value of net minimum lease payments       $ 18,269
                                                  ========


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

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 9. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Accounts receivable which aggregated $92,500 as of December 31, 2002, have been subsequently collected. The Company's accounts receivable are unsecured.

In 2002, the Company's significant customers consisted of SRT, Inc., IBM and Microsoft Corporation. In 2001, the Company's significant customers consisted of Dell Products, L.P., Pivotech Systems, Inc. and Microsoft Corporation.

NOTE 10. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

As of December 31, 2001, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. On October 10, 2002, the Company's stockholders approved an amendment to the Company's certificate of incorporation increasing the shares of common stock that the Company is authorized to issue from 200,000,000 shares to 250,000,000 shares. At December 31, 2002 and December 31, 2001, 161,007,550 and 128,586,361 shares were issued, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During 2002, the Company raised net proceeds of $4,422,150 from private placements of 18,417,000 shares of unregistered common stock at a weighted average price per share of $0.2401. Warrants to purchase up to 390,000 shares of common stock at $0.25 per share were issued in connection with private placements of common stock sold in December 2002. These warrants expire in December 2003. The Company also issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company. In 2001, the Company raised net proceeds of $2,289,500 from private placements of 10,914,285 shares of unregistered common stock with a weighted average price per share of $0.2098. Warrants to purchase up to 95,143 shares of common stock at $0.35 per share were issued in connection with private placements of common stock sold in December 2001. These warrants expire in December 2004.

Private Equity Line

On March 27, 2001 the Company and Ironhead Investments Inc. ("Ironhead") entered into a Common Stock Purchase Agreement (the "Stock purchase Agreement") establishing a private equity line of credit. Ironhead committed to purchase from the Company shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period beginning with the date (June 28, 2001) on which these shares were registered with the Securities and Exchange Commission. In accordance with the terms of the Stock Purchase Agreement, this arrangement expired in February 2003 (see Note 12). The number of shares actually issuable by the Company and the price per share to be paid by Ironhead were dependent upon a defined trading volume of the Company's common stock and a defined average trading price (net of a 6% discount). The Company was prevented from issuing shares to Ironhead to the extent Ironhead would beneficially own more that 9.9% of the then outstanding common stock. Any resale of shares by Ironhead reduced the number of shares beneficially owned by Ironhead and therefore enabled the Company to issue additional shares to Ironhead without violating this condition. During 2002, the Company issued 2,722,638 shares of common stock under the Stock Purchase Agreement at a weighted average price per share of $0.3130, yielding proceeds of $803,656 (net of commissions and escrow costs). During 2001, the Company issued 2,990,670 shares of common stock under the Stock Purchase Agreement at a weighted average price per share of $0.3926, yielding proceeds of $949,320 (net of commissions and escrow costs).

In connection with the private equity line of credit, Ironhead and GKN Securities ("GKN") were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of $0.42 per share. None of these warrants had been exercised as of December 31, 2002. The Company engaged GKN as a sales agent to facilitate this transaction. GKN received a 5% placement fee for each draw under the equity line of credit.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Conversion of Debt to Equity

During 2002 and 2001, the Company issued 20,000,000 and 10,000,000 shares of common stock, respectively, at $0.125 per share from the conversion of convertible debt aggregating $2,500,000 and $1,250,000, respectively, in accordance with the provisions of the convertible debt agreement dated January 25, 2000 (see Note 4).

Exercise Of Options and Warrants

During 2002 and 2001, the Company issued 1,146,000 and 13,328,055 shares of common stock, respectively, upon exercise of options and warrants yielding proceeds of $228,863 and $2,667,143, respectively.

In 2001, financing fees of $18,976 were recorded in connection with the issuance of a one-year warrant to purchase 40,000 shares of common stock at $0.01 per share. This warrant was issued as a condition of the modification of a note payable in January 2001 and was exercised in March 2001.

In 2001, financing fees aggregating $13,360 were recorded in connection with the issuance of two six-month warrants to purchase an aggregate of 40,000 shares of common stock at $0.01 per share. These warrants were issued as a condition of the extension of a note payable in May 2001 and subsequent renewal and modification of this note in September 2001. Both warrants were exercised in 2001.

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

Employee Stock Purchase Plan

During 2001, the Company issued 277 shares of common stock representing the employer's match of shares purchased by employees under the Company's Employee Stock Purchase Plan. This plan is no longer utilized by the Company.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

WARRANTS

A summary of warrants outstanding as of December 31, 2002 and 2001 is as follows:

                                                                                       2002            2001
                                                                                   -------------   -------------
Warrants for purchase of 95,143 shares of common stock at $0.35 per share, issued in connection with private placements of unregistered common
stock in 2001, expiring December 23, 2004                                                 95,143          95,143

Warrants for purchase of 650,000 shares of common stock at $0.42 per share, issued in connection with private equity line of credit, expiring
March 2006                                                                               650,000         650,000

Warrants for purchase of 300,000 shares of common stock at $0.25 per share, issued to Richard A. Gray, Jr., a director of the Company, for
services rendered, expiring March 2005 and May 2005                                      300,000              --

Warrants for purchase of 10,000 shares of common stock at $0.20 per
share, issued for services rendered, expiring June 2005                                   10,000              --

Warrants for purchase of 490,200 shares of common stock at $0.20 per share, issued in connection with January 2000 private placement of common stock,
expired January 2002                                                                          --         407,000

Warrants for purchase of 390,000 shares of common stock at $0.25 per share, issued in connection with private placements of unregistered common stock in
2002, expiring December 2003                                                             390,000              --
                                                                                   -------------   -------------
Total                                                                                  1,445,143       1,152,143
                                                                                   =============   =============

A summary of warrant activity for the fiscal years ended December 31, 2002 and 2001 is as follows:

                                                                             WARRANT PRICE
                                                                   ----------------------------------
                                                                      WEIGHTED
                                                    WARRANTS           AVERAGE             TOTAL
                                                ---------------    ---------------    ---------------
Outstanding at December 31, 2000                      8,941,008    $        0.1989    $     1,778,202
     Granted                                            825,143             0.3722            307,100
     Exercised                                       (8,019,579)           (0.1969)        (1,578,716)
     Forfeited                                         (594,429)           (0.2000)          (118,886)
                                                ---------------    ---------------    ---------------
Outstanding at December 31, 2001                      1,152,143             0.3365            387,700
     Granted                                            700,000             0.2493            174,500
     Exercised                                         (399,000)           (0.2000)           (79,800)
     Forfeited                                           (8,000)           (0.2000)            (1,600)
                                                ---------------    ---------------    ---------------
Outstanding at December 31, 2002                      1,445,143    $        0.3327    $       480,800
                                                ===============    ===============    ===============

STOCK OPTIONS GRANTED TO NON-AFFILIATES

A summary of stock options granted to non-affiliates outstanding as of December 31, 2002 and 2001 is as follows:

                                                                                 2002            2001
                                                                             -------------   -------------
Granted September 1997 to one individual for services rendered,
   exercisable at $0.70 per share, expired December 2002                                --         240,000

Granted April 2001 to five individuals for services rendered,
   exercisable at $0.38 per share, expiring April 2004                              50,000          50,000

Granted July 1999 to one individual for services rendered, exercisable at
   $0.20 per share vesting at a rate of 7,500 per month through July 2001.
   Agreement canceled February 2000 at which time 60,000 shares were
   vested.  Options expired in February 2002                                            --          60,000
                                                                             -------------   -------------

Total                                                                               50,000         350,000
                                                                             =============   =============

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

A summary of non-affiliate stock option activity for the fiscal years ended December 31, 2002 and 2001 is as follows:

                                                                         OPTION PRICE
                                                                ----------------------------
                                                                  WEIGHTED
                                                  OPTIONS         AVERAGE          TOTAL
                                                ------------    ------------    ------------
Outstanding at December 31, 2000                   4,300,000    $     0.2279    $    980,000
       Granted                                        50,000          0.3800          19,000
       Exercised                                  (4,000,000)        (0.2000)       (800,000)
                                                ------------    ------------    ------------
Outstanding at December 31, 2001                     350,000          0.5686         199,000
        Exercised                                    (60,000)        (0.2000)        (12,000)
        Forfeited                                   (240,000)        (0.7000)       (168,000)
                                                ------------    ------------    ------------
Outstanding at December 31, 2002                      50,000    $     0.3800    $     19,000
                                                ============    ============    ============

STOCK OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In 1997, the Company established a stock option plan ("1997 Plan"); however, the 1997 Plan was not approved by the Company's stockholders within the time specified and was terminated in 1999. Outstanding options issued pursuant to the 1997 Plan were canceled in 1999. Substantially all of the cancelled 1997 Plan options were reissued under the 1999 Plan (see below) at the then current fair market value. In accordance with FASB Interpretation No. 44, these modified grants are accounted for as variable from the date of modification until the options are exercised, forfeited or expire unexercised. No additional compensation expense was recorded in 2002 or 2001 related to these options. At December 31, 2002, there were 338,178 options accounted for as variable.

In 1999, the Company adopted a new stock option plan, the 1999 Stock Option Plan ("1999 Plan"). Under the terms of the 1999 Plan, the Company could grant up to 2,000,000 shares of the Company's common stock. The 1999 Plan was not approved by the Company's stockholders within one year of adoption by the Company's Board of Directors, thereby converting incentive stock options granted under the 1999 Plan to non-qualified stock options for federal income tax purposes. All terms of the options remained unchanged. No further options may be granted under the 1999 Plan.

In January 2000, the Company's Board of Directors approved the MigraTEC, Inc. Long-Term Incentive Plan ("2000 Plan"), which originally provided for the issuance of up to 7,000,000 shares of the Company's common stock in the form of stock options, dividend equivalent rights or restricted share awards to Company directors, officers, employees and consultants. The 2000 Plan was approved at the Company's Annual Stockholders' Meeting held on June 23, 2000.

In December 2000, the Company's Board of Directors amended the 2000 Plan to increase the number of shares of common stock authorized and reserved for issuance under the 2000 Plan from 7,000,000 shares to 14,000,000 shares. The amendment was not submitted to the Company's stockholders for approval within one year of approval by the Company's Board of Directors, thereby converting incentive stock options granted under the 2000 Plan pursuant to this increase to non-qualified stock options for federal income tax purposes. In May 2002, the Board of Directors amended the 2000 Plan to increase the number of shares of common stock authorized and reserved for issuance under the 2000 Plan from 14,000,000 shares to 21,900,000 shares, effective as of January 1, 2002. The stockholders approved the amendment on October 10, 2002. As of December 31, 2002, options to purchase 339,800 shares of common stock remain issuable under the 2000 Plan.

Under the 1999 and 2000 plans, the option price per share may not be less than 100 percent of the fair market value on the date of the grant. Substantially all the options have a 10-year term. Options granted generally vest ratably over three years.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

A summary of employee, officer and director stock option activity for the fiscal years ended December 31, 2002 and 2001 is as follows:


                                                                    OPTION PRICE
                                                          ----------------------------------
                                                             WEIGHTED
                                            OPTIONS           AVERAGE            TOTAL
                                       ---------------    ---------------    ---------------
Outstanding at December 31, 2000            17,788,135    $        0.3522    $     6,264,331
      Granted                                2,483,899             0.3651            906,769
      Forfeited                             (1,817,888)           (0.5851)        (1,063,642)
      Exercised                             (1,308,476)           (0.2021)          (264,427)
                                       ---------------    ---------------    ---------------
Outstanding at December 31, 2001            17,145,670             0.3408          5,843,031
      Granted                               10,386,168             0.2800          2,908,234
      Forfeited                               (860,824)           (0.3688)          (317,505)
      Exercised                               (687,000)           (0.1995)          (137,063)
                                       ---------------    ---------------    ---------------
Outstanding at December 31, 2002            25,984,014    $        0.3193    $     8,296,697
                                       ===============    ===============    ===============

A summary of outstanding stock options held by employees, officers and directors as of December 31, 2002, categorized according to the plan under which they were issued, is as follows:

OPTIONS GRANTED PURSUANT TO:                                    DECEMBER 31, 2002
                                                ---------------------------------------------------
                                                                     WEIGHTED
                                                   OPTIONS            AVERAGE            TOTAL
                                                ---------------   ---------------   ---------------
1999 Plan                                               587,318   $        0.1984   $       116,495
2000 Plan - Employees                                 5,999,196            0.4286         2,571,452
2000 Plan - Officers & Directors                     15,312,500            0.3129         4,791,750
Other option agreements                               4,085,000            0.2000           817,000
                                                ---------------   ---------------   ---------------
                                                     25,984,014   $        0.3193   $     8,296,697
                                                ===============   ===============   ===============

A summary regarding the expiration dates of outstanding stock options held by employees, officers and directors is as follows:


                                             OFFICERS
                                               AND
EXPIRATION                                  DIRECTORS         EMPLOYEES           TOTAL
----------                               ---------------   ---------------   ---------------
48 months after termination of
   employment or directorship                  3,510,000                --         3,510,000
August 2003 to December 2004                     100,000           587,318           687,318
January 2010 to November 2012                 15,787,500         5,999,196        21,786,696
                                         ---------------   ---------------   ---------------
                                              19,397,500         6,586,514        25,984,014
                                         ===============   ===============   ===============


COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying an aggregate of 3,800,000 options to purchase common stock granted in 2000. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. During 2001, as a result of individuals no longer being employed by the Company, deferred stock compensation in the aggregate amount of $330,000 was forfeited for an aggregate of 540,000 options to purchase common stock which were granted in 2000. The amount forfeited is reflected as reduction of deferred stock compensation and additional paid-in capital. Stock compensation expense charged to operations was $683,749 and $728,334 for the years ended December 2002 and 2001, respectively.

Substantially all other options issued to directors, officers and employees were issued with exercise prices equal to fair value. Fair value for all options issued is generally the closing price at the date of issuance.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Pro forma information regarding net income (loss) and net income (loss) per share, as disclosed in Note 1, has been determined as if the Company had accounted for employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the option plans:

                                             2002                    2001
                                             ----                    ----
Expected dividend yield                      0.0%                    0.0%
Risk-free interest rate                  1.9% to 3.8%            3.4% to 4.8%
Expected volatility                          156%                    160%
Expected life (in years)                      3                       3

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option grant given to both employees and non-employees is estimated on the date of grant using the Black-Scholes method option-pricing model. The weighted average fair value of the options granted under this model when fair value equaled the exercise price was $0.23 and $0.31 per option, respectively, for the years ended December 31, 2002 and 2001.

The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.

The following summarizes information regarding options and warrants granted to employees, officers, directors and non-affiliates outstanding at December 31, 2002:


                       OPTIONS AND WARRANTS                                         OPTIONS AND WARRANTS EXERCISABLE
    ---------------------------------------------------------------       -----------------------------------------------------
                                                   WEIGHTED AVERAGE                                              WEIGHTED
        RANGE OF                   NUMBER              REMAINING         WEIGHTED AVERAGE        NUMBER           AVERAGE
    EXERCISE PRICES              OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE    EXERCISABLE PRICE
    ---------------              -----------       ----------------      ----------------      -----------    -----------------
Employees
    $0.1719 to $2.625               6,586,514         7.907 years            $0.4081             3,043,371         $0.5137

Officers and Directors
     $0.20 to $0.75                19,397,500            N/A                 $0.2892            10,388,333         $0.2856

Non-Affiliates-options
     $0.38                             50,000         1.293 years            $0.3800                50,000         $0.3800

Non-Affiliates-warrants
     $0.20 to $0.42                 1,445,143         2.345 years            $0.3327             1,445,143         $0.3327
                                  -----------                                                   ----------
                                   27,479,157                                                   14,926,847
                                  ===========                                                   ==========


COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS

The Company has recorded compensation expense in 2002 and 2001 for all options and warrants issued to non-employees. Such compensation expense was determined using the Black-Scholes method option-pricing model, using assumptions consistent with those noted above.

                          MIGRATEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 11. EMPLOYEE SAVINGS PLAN

Effective January 1, 1994, the Company adopted a discretionary 401(k) savings plan (the "Plan") for its employees. The Plan is available to all employees meeting certain eligibility requirements, as further described in the Plan documents. No discretionary employer contributions were made for the years ended December 31, 2002 and 2001. Participants are 100% vested in the portion of the Plan representing employee contributions. Participants vest 20% in employer contributions after two years of service (as defined by the Plan document) and 20% each year thereafter.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company completed private placements of 1,350,000 shares of unregistered common stock yielding proceeds of $216,000 with a weighted average price per share of $0.16. Warrants to purchase up to 270,000 shares of common stock at $0.25 per share were issued in connection with these private placements.

Effective as of January 27, 2003, the Board of Directors approved an increase in the number of shares of common stock authorized and reserved for issuance under the 2000 Plan from 21,900,000 shares to 30,000,000 shares.

In accordance with its terms, the Company's private equity line of credit agreement, described in Note 10, expired in February 2003.

On March 18, 2003, the Company issued non-transferable warrants to purchase an aggregate of 7,000,000 shares of common stock at $0.35 per share. The warrant holders paid fees which aggregate $67,900. These warrants expire December 31, 2003 but may be extended to December 31, 2004 at the election of the holders upon payment of fees which aggregate $156,800.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
-------           -----------------------
  3.1             Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to MigraTEC's registration statement on Form
                  SB-2 filed August 31, 2000, File No. 333-44946).

  3.2             Certificate of Amendment to MigraTEC's Certificate of
                  Incorporation (incorporated herein by reference to Exhibit 3.2 of MigraTEC's Form 10-QSB for the quarter ended September 30, 2002 filed November 14, 2002, File No. 000-28220).

  3.3 Bylaws (incorporated herein by reference to Exhibit 3.2 to MigraTEC's registration statement on Form SB-2 filed August
                  31, 2000, File No. 333-44946).

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

 10.8 MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to MigraTEC's Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).

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

 10.17            Form of Director Indemnification Agreement between MigraTEC,
                  Inc. and each of its directors (incorporated herein by reference to Exhibit 10.15 to MigraTEC's Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No.
                  000-28220).

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

 10.33            Stock Purchase Warrants issued to Richard A. Gray, Jr. for
                  175,450 and 124,550 shares of common stock, dated as of March
                  31, 2002 and May 14, 2002, respectively (incorporated herein by reference to Exhibit 10.35 to MigraTEC's Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File
                  No. 000-28220).

 10.34 Form of Stock Purchase Warrants for an aggregate of 7,000,000 shares of common stock issued to each of Street Search, LLC, Street Search Partners, Raymond Nisivoccia and Albert J.
                  Passanante, dated as of March 18, 2002 (filed herewith).

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

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (filed herewith).