Form 10QSB
period 2003-03-31
MIGRATEC INC
filed 2003-05-12
CIK 850599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

COMMISSION FILE NUMBER: 000-28220

MIGRATEC, INC.

(Name of Small Business Issuer as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	65-0125664 (I.R.S. Employer Identification No.)

11494 LUNA ROAD, SUITE 100, DALLAS, TEXAS 75234-9421
(Address of Principal Executive Offices; Zip Code)

(972) 969-0300
(Issuer’s Telephone Number, Including Area Code)

The number of shares outstanding of each of the issuer’s classes of common equity as of May 9, 2003:

Title of Class	Number of Shares Outstanding

Common Stock, $0.001 par value per share	162,357,550

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT TABLE
SIGNATURES
EX-11.1 Computation of Net Loss per Share
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$85,857	$881,035
Accounts receivable	68,154	92,500
Other current assets	169,374	173,577

Total current assets	323,385	1,147,112
PROPERTY AND EQUIPMENT, NET	105,923	121,765
OTHER ASSETS
Capitalized software costs, net of amortization of $90,692 and $90,624 in 2003 and 2002, respectively	125	190
Other assets	24,947	59,863

Total other assets	25,072	60,053

Total Assets	$454,380	$1,328,930

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$394,416	$256,155
Accrued expenses	286,006	198,238
Current portion of long-term debt and notes payable	6,929	9,639
Obligations under capital leases	3,210	3,086

Total current liabilities	690,561	467,118
LONG-TERM LIABILITIES
Long-term portion of obligations under capital leases	14,332	15,183

Total liabilities	704,893	482,301
MINORITY INTEREST	(3,752)	(3,752)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock 50,000,000 shares authorized; $0.001 par value; none issued or outstanding
Common stock $0.001 par value; 250,000,000 shares authorized; 162,357,550 and 161,007,550 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	162,358	161,008
Additional paid-in capital	34,337,313	34,056,263
Deferred stock compensation	—	(85,313)
Accumulated deficit	(34,746,432)	(33,281,577)

Total stockholders’ equity (deficit)	(246,761)	850,381

Total Liabilities and Stockholders’ Equity (Deficit)	$454,380	$1,328,930

The accompanying notes are an integral part of these consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

REVENUES
Software licenses	$15,034	$—
Services	161,348	—

Total revenues	176,382	—
COSTS AND EXPENSES
Cost of revenues	134,461	—
Selling and marketing	497,698	395,841
Research and development	332,864	409,196
General and administrative	676,320	764,963

Total costs and expenses	1,641,343	1,570,000

LOSS FROM OPERATIONS	(1,464,961)	(1,570,000)
Other income (expense)
Interest expense	(1,011)	(4,034)
Other income, net	1,117	2,505

Total other income (expense)	106	(1,529)

Net loss	$(1,464,855)	$(1,571,529)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES ISSUED AND OUTSTANDING (BASIC AND DILUTED)	162,042,828	121,566,761

The accompanying notes are an integral part of these consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three Months Ended March 31, 2003

				DEFERRED
	COMMON	COMMON	ADDITIONAL	STOCK	ACCUMU-
	STOCK	STOCK	PAID-IN	COMPEN-	LATED
	(SHARES)	AMOUNT	CAPITAL	SATION	DEFICIT	TOTAL

Balance at January 1, 2003	161,007,550	$161,008	$34,056,263	$(85,313)	$(33,281,577)	$850,381
Issuance of stock in connection with private placements for cash	1,350,000	1,350	214,650	—	—	216,000
Issuance of warrants	—	—	66,400	—	—	66,400
Deferred stock compensation expense	—	—	—	85,313	—	85,313
Net loss	—	—	—	—	(1,464,855)	(1,464,855)

Balance at March 31, 2003	162,357,550	$162,358	$34,337,313	$—	$(34,746,432)	$(246,761)

The accompanying notes are an integral part of these
consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,464,855)	$(1,571,529)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Depreciation and amortization	23,242	22,297
Deferred stock compensation	85,313	170,937
Change in assets and liabilities:
Decrease in accounts receivable	24,346	15,000
Decrease in other current assets	4,203	28,423
Decrease in other assets	34,916	265
Increase (decrease) in accounts payable	138,261	(69,425)
Increase in accrued expenses	87,768	191,792

Net cash (used by) operating activities	(1,066,806)	(1,212,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,335)	(1,213)

Cash (used in) investing activities	(7,335)	(1,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	216,000	3,372,000
Proceeds from issuance of warrants	66,400	—
Payments under obligations of capital leases	(727)	(2,534)
Repayment of notes payable	(2,710)	(66,787)

Net cash provided by financing activities	278,963	3,302,679

Net increase (decrease) in cash	(795,178)	2,089,226
Cash – beginning	881,035	649,302

Cash – ending	$85,857	$2,738,528

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,028	$4,436

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment with capital lease	$—	$10,818

The accompanying notes are an integral part of these consolidated financial statements.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003
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

The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of MigraTEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the “Commission”). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2002 and 2001, included in MigraTEC’s Form 10-KSB for the fiscal year ended December 31, 2002 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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
March 31, 2003
(Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first three months of 2003 and 2002 was $68 for both periods.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company’s net current and non-current deferred tax assets have been fully reserved at March 31, 2003 and December 31, 2002.

REVENUE RECOGNITION

The Company’s revenues consist of services revenues, software license fees and software maintenance and support revenues.

Revenue related to long-term service contracts is generally recognized upon completion and acceptance of the service outlined in the milestones stated in the contract. Costs related to services are expensed as incurred. Accordingly, margins on long-term service contracts will fluctuate from one accounting period to another due to fluctuations in the revenue earned based on acceptance of the services and the costs incurred in a given accounting period.

Other services are usually provided under time and materials contracts and agreed upon fee arrangements. Revenues from services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer.

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
March 31, 2003
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

The effect of outstanding stock options and warrants that aggregated 35,765,826 and 20,420,238 shares as of March 31, 2003 and 2002, respectively, would be anti-dilutive due to the Company’s losses in 2003 and 2002 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

POTENTIAL DILUTION

The following demonstrates the potential dilution of our issued and outstanding common stock as of March 31, 2003.

		Weighted average exercise
		price per share

Common stock outstanding	162,357,550
Warrants	8,715,143	$0.3440
Stock Options:
Non-Affiliates	50,000	$0.3800
Directors, Officers and Employees	27,000,683	$0.3143

	198,123,376

All of the warrants and stock options granted to non-affiliates are vested and exercisable as of March 31, 2003. Further dilution may result from the exercise of stock options pursuant to additional stock option grants under the Company’s stock option plan. As of March 31, 2003, options to purchase 7,423,131 shares of common stock remain issuable thereunder.

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

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards to employees, with supplemental information as if the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) had been applied for the three months ended March 31, 2003 and 2002.

	2003	2002

Net income (loss), as reported	$(1,464,855)	$(1,571,529)
Add: Stock option expense determined under the intrinsic value method	85,313	170,937

Deduct: Total stock-based compensation determined under fair value-based method for all awards	(528,551)	(592,972)

Pro forma net income (loss)	$(1,908,093)	$(1,993,564)

Net income (loss) per share (basic and diluted):
As reported	$(0.01)	$(0.01)

Pro forma	$(0.01)	$(0.02)

Weighted average shares used in computation (basic and diluted):	162,042,828	121,566,761

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

NEW ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.

SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Option No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. LIQUIDITY

The Company incurred a loss of $5,587,243 and used cash in operations of $5,043,494 for the year ended December 31, 2002. The Company incurred a loss of $1,464,855 and used cash in operations of $1,066,806 for the first three months of 2003. At March 31, 2003, the Company had a net stockholder’s deficit of $246,761. The Company’s continued existence and plans for future growth are dependent upon its ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity.

During the first three months of 2003, the Company raised net proceeds of $216,000 in private equity transactions and proceeds of $66,400 (net of issuance expenses) from the issuance of warrants for the purchase of common stock. Since March 31, 2003, the Company obtained a loan in the principal amount of $125,000, secured by all assets of the Company, and received an advance of $125,000 from a director of the Company. The proceeds the Company received from these transactions are not sufficient to support its current operations. As of May 9, 2003, the Company had cash of $1,895 and $20,700 in outstanding accounts receivables. As of such time, the Company also had approximately $642,000 in cash obligations, which includes accounts payable, the loan and advance described above and other contractual cash obligations of the Company. The Company will need to raise additional capital immediately to fund continued operations. In the event the Company is unable to obtain additional capital from profitable operations and capital sources immediately, it will be forced to significantly reduce or discontinue current operations.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE

Notes payable of $6,929 and $9,639 at March 31, 2003 and December 31, 2002, respectively, consists of a note payable to a former employee in the original amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December 10, 2003.

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
March 31, 2003
(Unaudited)

NOTE 3. NOTES PAYABLE (continued)

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

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

As of March 31, 2003, the Company was authorized to issue 250,000,000 shares of common stock, $0.001 par value per share. At March 31, 2003 and December 31, 2002, 162,357,550 and 161,007,550 shares were issued and outstanding, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

Private Placements

During the first three months of 2003, the Company raised net proceeds of $216,000 from private placements of 1,350,000 shares of unregistered common stock at a weighted average price per share of $0.16. Warrants to purchase up to 270,000 shares of common stock at $0.25 per share were issued in connection with these private placements. These warrants expire in January 2004.

Private Equity Line

On March 27, 2001, the Company and Ironhead Investments Inc. (“Ironhead”) entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) establishing a private equity line of credit. Ironhead committed to purchase from the Company shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period beginning with the date (June 28, 2001) on which these shares were registered with the Securities and Exchange Commission. In accordance with the terms of the Stock Purchase Agreement, this arrangement expired in February 2003. During the period from January 1, 2003 through the expiration date of the private equity line, the Company did not issue any shares of common stock under the Stock Purchase Agreement.

In connection with the equity line of credit, Ironhead and GKN Securities (“GKN”) were issued five-year warrants to purchase an aggregate of 650,000 shares of the Company’s common stock at an exercise price of $0.42 per share. None of these warrants had been exercised as of March 31, 2003. The Company engaged GKN as a sales agent to facilitate this transaction. GKN received a 5% placement fee for each draw under the equity line of credit.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first three months of 2003, certain non-employee directors and employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan (the “Plan”). The terms of such grants are summarized below:

		Option Price

	Number of
	Underlying	Weighted
Range of Exercise Prices	Shares	Average	Total

Granted at market value
Directors $0.20	500,000	$0.20	$100,000
Employees $0.18	565,000	$0.18	$101,700

During the first three months of 2003, options to purchase 48,330 shares expired.

Effective as of January 27, 2003, the Board of Directors approved an increase in the number of shares of common stock authorized and reserved for issuance under the Plan from 21,900,000 shares to 30,000,000 shares. As of March 31, 2003, options to purchase 7,423,131 shares of common stock remain issuable under the Plan.

In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company’s common stock underlying an aggregate of 3,800,000 options to purchase common stock granted in 2000. This amount is being amortized over the vesting period of the individual options, which vesting periods vary from immediate to three years. Stock compensation expense charged to operations was $85,313 and $170,937 for the first three months of 2003 and 2002, respectively.

STOCK WARRANTS ISSUED

On March 18, 2003, the Company issued non-transferable warrants to unaffiliated investors for the purchase of an aggregate of 7,000,000 shares of common stock at $0.35 per share for consideration of $66,400 (net of issuance expenses). These warrants expire December 31, 2003 but may be extended to December 31, 2004 at the election of the holders upon payment of fees which aggregate an additional $156,800.

NOTE 5. RELATED PARTY TRANSACTIONS

In connection with Mercury Fund No. 1, Ltd.’s and MT Partners, L.P.’s, three stage, $3,750,000 investment in the Company, completed May 1, 2000, Mercury and MT Partners have the right to designate three directors to serve on the Company’s Board of Directors. Drew R. Johnson, William B. Patton, Jr. and John W. White currently serve as the designees of Mercury and MT Partners. The notes related to the investment were convertible into an aggregate of 30,000,000 shares of common stock, at the election of Mercury and MT Partners, on the basis of one share of common stock for each $0.125 in principal amount of the notes outstanding at the time of conversion. The notes did not accrue interest. In connection with the notes, Mercury and MT Partners were issued warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.20 per share. The warrants have been exercised in full and the notes have been fully converted.

In March and May 2002, the Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company. The Company also issued 400,000 shares of common stock at a price of $0.25 per share to each of Mr. Gray and Mr. Gray’s spouse pursuant to private placements of common stock. In April 2002, we issued an additional 31,000 shares of common stock at a price of $0.20 per share to Mr. Gray’s spouse upon the exercise of a warrant to purchase common stock.

MIGRATEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $18,720. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of March 31, 2003.

Year ending March 31,	Amount

2004	$205,920

During 2002, the Company executed non-cancelable capital leases for various office equipment for a term of 60 months. The following is a summary of future minimum lease payments, together with the present value of the net minimum lease payments, as of March 31, 2003.

Year ending March 31,	Amount

2004	$5,856
2005	5,856
2006	5,856
2007	5,561
2008	1,352

Total minimum lease payments	24,481
Less: Amount representing interest	(6,939)

Present value of net minimum lease payments	$17,542

From time to time the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material adverse effect on the Company’s business, results of operations or financial condition.

NOTE 7. SUBSEQUENT EVENTS

In April 2003, the Company obtained a loan in the amount of $125,000 secured by the assets of the Company. This loan is payable interest only through June 1, 2003 and thereafter in six equal monthly payments of principal and interest with a final maturity of December 1, 2003.

On April 28, 2003, a director of the Company advanced $125,000 to the Company. This advance is payable on demand and bears no interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2003 and 2002. It should be read in conjunction with our interim consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

     Key factors that could cause actual results to differ materially from our expectations, estimates of costs, projected results or anticipated results include, but are not limited to, the following risks:

•	we may not be able to generate sufficient cash flows or to obtain capital on favorable terms, if at all, to fund operations;

•	we may not be able to effectively penetrate our target markets for migration products and services;

•	we may not be able to successfully develop and/or protect our technology;

•	we may not be able to effectively control increases in expenses associated with sales growth and other costs;

•	management may not be able to successfully implement our business plan and sales strategy;

•	we may not be able to attract and retain a skilled and cohesive management group; and

•	unfavorable changes in economic and industry conditions and regulatory requirements may develop.

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

     Revenue Recognition

     Our revenues for the three months ended March 31, 2003 and 2002 consisted of services revenues and software license fees.

     Revenue related to long-term service contracts is generally recognized upon completion and acceptance of the service outlined in the milestones stated in the contract. Costs related to services are expensed as incurred. Accordingly, margins on long-term service contracts will fluctuate from one accounting period to another due to fluctuations in the revenue earned based on acceptance of the services and the costs incurred in a given accounting period.

     Other services are usually provided under time and materials contracts and agreed upon fixed or variable fee arrangements. Revenues from services under time and materials contracts and for training are recognized as services are performed. Revenues from agreed upon fee arrangements typically have short-term durations and are recognized upon completion and acceptance by the customer.

     Revenues from software licenses and software maintenance and support services, when generated, are recognized in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2 “Software Revenue Recognition.”

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

     Software maintenance and support revenues, when generated, are recognized ratably over the term of the related agreements, which in most cases is one year.

     Bad Debt

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Costs of Software Developed for Sale

     We expense or capitalize development costs of software to be sold in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. During 2002 and the first three months of 2003, costs related to development were included in research and development costs. No costs were capitalized in 2002 or the first three months of 2003. Other research and development expenditures relate to our on going efforts to extend our product lines and evaluate future products, such as computer language conversion software which would convert code written in one computer language to another (e.g., from “C” and “C++” to Java or managed “C#”).

     Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At March 31, 2003, a full valuation allowance has been recorded. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     Current Update

     Our continued existence and plans for future growth are dependent upon our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. Since March 31, 2003, we obtained a loan in the principal amount of $125,000, secured by all of our assets and received an advance of $125,000 from a director. The proceeds we received from these transactions are not sufficient to support our current operations. As of May 9, 2003, we had cash of $1,895 and $20,700 in outstanding accounts receivables. As of such time, we also had approximately $642,000 in cash obligations, which includes accounts payable, the loan and advance described above and other contractual cash obligations. We will need to raise additional capital immediately to fund continued operations. In the event we are unable to obtain additional capital from profitable operations and capital sources immediately, we will be forced to significantly reduce or discontinue current operations.

     Results of Operations

     Management believes that the net loss for the three months ended March 31, 2003, was due to continued slow sales growth for our products and services and the inability of our revenue to cover our operating costs. Low demand for software migration technology and services is in management’s opinion, a reflection of the continued dramatic slowdown in all aspects of information technology (“IT”) spending that is currently impacting numerous segments of the US economy. Management believes companies taking short-term cash preservation actions as well as the continued slow adoption of industry standard 64-bit computing are contributing factors. In our opinion, in the medium and long-term, the demand for software migration technology and services will grow significantly as such technology and services become more critical to the reductions in IT infrastructure costs sought by corporate leaders. In the short term, however, the demand for our technology and services is not developing as rapidly as we had anticipated and, accordingly, our revenues continue to be inadequate to cover our operating costs.

     Our slow sales growth not withstanding, we made progress on a number of key dimensions during the first quarter. First, we won a significant OS2 to Windows migration project for a defense contractor. Second, we were successful in our attempts to get our products and services listed on the General Services Administration Schedule, which will facilitate procurement of our products and services by Federal government agencies. Third, we engaged National Strategies Inc. and RedChip Partners to help us penetrate the state and local government market and obtain increased capital market exposure, respectively.

     Our frequent marketplace interactions with customers during the quarter continued to affirm our previously stated belief that fundamental market trends support our overall business strategy. We continue to hear that:

•	Reducing total cost of ownership (“TCO”) is imperative for the corporate IT world.

•	Standardizing on industry standard technology is an important element in realizing those savings.

•	Standardization cannot take place unless large amounts of custom software applications can be migrated efficiently.

•	The process for migrating these applications must be manageable, predictable and cost effective.

     Earlier this year we indicated that we expected to generate in excess of $5 million in revenue during fiscal 2003. This projection was based on a number of factors, including the anticipated award of several significant service projects/proposals that we were working on or had already submitted to prospective customers. Some of these were for commercial organizations while others were for a large government agency. In late February we announced the award of the first of those projects. In the last few weeks we have become aware of funding developments that will likely delay the award of a number of the remaining major projects such that the bulk of the revenue from those contracts, if they are ultimately awarded to us, would be recognized after 2003, and, in the worst case, could result in those projects not materializing at all. While we continue to have small wins and identify additional potentially sizeable projects, the reality of the delay of the projects and the possibility of their outright cancellation clearly will, in management’s opinion, make it virtually impossible for us to meet our revenue goals for 2003.

     Furthermore, the delay in revenue generation has made our need to raise additional capital even more acute. If we are unsuccessful in our attempts to obtain additional funding immediately, we may have to cease or significantly curtail our operations or pursue strategic alternatives, including a sale of the company.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

     Revenues

     During the quarter ended March 31, 2003, our revenues consisted of services and software license revenues. Revenues in the first quarter of 2003 increased to $176,382, as compared to $0 for the first quarter of 2002. Revenues in the first quarter of 2003 consisted of $161,348 and $15,034 from services and software licenses, respectively. Services revenue in the first quarter of 2003 were primarily from one significant contract. Software license revenues resulted from the sale of a license to a single customer.

     Costs And Expenses

     Our total costs and expenses increased 5% to $1,641,343 during the first quarter of 2003, as compared to $1,570,000 for the first quarter of 2002.

     The majority of our costs and expenses are related to personnel costs. Our operating expenses were higher in the first quarter of 2003 as compared to the first quarter of 2002 because we employed four contractors to assist in the delivery of services in the first quarter of 2003 as compared to the first quarter of 2002, during which we employed a contractor for sales and marketing activities.

     Costs of revenues during the first quarter of 2003 were $134,461, as compared to $0 for the first quarter of 2002. During the first quarter of 2003, a significant service engagement was in process, whereas we did not have any service engagements during the first quarter of 2002, and, as mentioned above, we employed four contractors to assist in the delivery of services in the first quarter of 2003.

     Selling and marketing expenses increased 26% to $497,698 during the first quarter of 2003, as compared to $395,841 for the first quarter of 2002. This increase was due primarily to the expansion of our sales force as well as an increased investment in trade show activities to generate additional demand and solidify partnerships.

     Research and development expenses decreased 19% to $332,864 during the first quarter of 2003, as compared to $409,196 for the first quarter of 2002. This decrease was due primarily to our increased use of our research and development resources to more actively support sales and marketing activities.

     General and administrative expenses decreased 12% to $676,320 during the first quarter of 2003, as compared to $764,963 for the first quarter of 2002. This decrease was due primarily to a decrease in the amortization described in the following paragraph.

     In 2000, we issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and is being amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first quarter of 2003 and 2002 was $85,313 and $170,937, respectively. Amortization expense decreased because deferred stock compensation became fully amortized during the first three months of 2003. This compensation expense was allocated $160,937 and $10,000 to general and administrative costs and research and development costs, respectively, in the first quarter of 2002 and $78,646 and $6,667 to general and administration costs and research and development costs, respectively, in the first quarter of 2003.

     Interest Expense

     Our interest expense decreased to $1,011 during the first quarter of 2003, as compared to $4,034 for the first quarter of 2002. In the first quarter of 2002, we had certain debt obligations with average balances of approximately $95,000 with interest rates ranging from 13% to 15%, whereas in 2003, we had debt obligations (including capital leases) with average balances of approximately $26,189 with interest rates ranging from 13% to 19.75%.

     Other Income

     Other income in the first quarter of 2003 decreased to $1,117, as compared to $2,505 in the first quarter of 2002 as a result of smaller balances of cash available to invest in interest bearing accounts.

     Provision For Income Taxes

     As a result of operating losses for 2003 and 2002, we did not incur a federal income tax obligation for the quarters ended March 31, 2003 and 2002. No tax benefit was recorded during the first quarters of 2003 and 2002 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2019.

     Net Loss

     For the quarter ended March 31, 2003, we incurred a net loss of $1,464,855, or $0.01 per share, as compared to a net loss of $1,571,529, or $0.01 per share, for the quarter ended March 31, 2002.

     Capital Raised

     During the first three months of 2003, we issued 1,350,000 shares of unregistered common stock in connection with completed private placements yielding net proceeds of $216,000 with a weighted average price per share of $0.16. We also issued non-transferable warrants to purchase an aggregate of 7,000,000 shares of common stock at $0.35 per share for consideration of $66,400 (net of issuance expenses). These warrants expire December 31, 2003 but may be extended to December 31, 2004 at the election of the holders upon payment of fees which aggregate an additional $156,800.

     Potential Dilution

     The following chart demonstrates the potential dilution of our issued and outstanding common stock as of March 31, 2003.

		Weighted average exercise
		price per share

Common stock outstanding	162,357,550
Warrants	8,715,143	$0.3440
Stock Options:
Non-Affiliates	50,000	$0.3800
Directors, Officers and Employees	27,000,683	$0.3143

	198,123,376

     Further dilution may result from the exercise of stock options pursuant to additional stock option grants under the MigraTEC, Inc. Long-Term Incentive Plan. As of March 31, 2003, options to purchase 7,423,131 shares of common stock remain issuable under the plan.

Liquidity and Capital Resources

     For the first three months of 2003, the net cash used in operating activities of $1,066,806 resulted from our net loss of $1,464,855, which included non-cash charges for depreciation and amortization of $23,242 and charges for deferred stock compensation of $85,313. For the first three months of 2002, the net cash used in operating activities of $1,212,240 resulted from our net loss of $1,571,529, which included non-cash charges for depreciation and amortization of $22,297 and charges for deferred stock compensation of $170,937.

     As of March 31, 2003, we had cash of $85,587 and $68,154 in outstanding accounts receivable, compared to cash of $881,035 and $92,500 in outstanding accounts receivable at December 31, 2002. Our cash decreased significantly as a result of our net loss of $1,464,855 for the three months ended March 31, 2003. The net cash used as a result of our net loss was not significantly offset by equity or debt transactions.

     As of March 31, 2003, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

	Payments Due by Period

		Less than		After 3
Contractual Obligations	Total	1 year	1-3 years	years

Long -Term Debt	$6,929	$6,929	$—	$—
Capital Lease Obligations	17,542	3,210	13,066	1,266
Operating Leases	205,920	205,920	—	—

Total Contractual Cash Obligations	$230,391	$216,059	$13,066	$1,266

     During the three months ended March 31, 2003, we had net cash provided by financing activities of $278,963 consisting of $216,000 in connection with the issuance of common stock and $66,400, net of issuance expenses, in connection with the issuance of warrants to purchase common stock. The cash proceeds were offset by $3,437 expended for the repayment of principal of a note payable and obligations under capital leases. During the three months ended March 31, 2002, we had net cash provided by financing activities of $3,302,679, consisting of $3,372,000 in connection with the issuance of common stock. The cash proceeds were offset by $69,321 expended for the repayment of principal of notes payable and an obligation under a capital lease. Cash provided by financing activities decreased significantly during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 because we were unable to obtain comparable amounts of debt or equity financing in 2003 as compared to 2002.

     On March 27, 2001, we entered into a Common Stock Purchase Agreement with Ironhead Investments Inc. establishing a private equity line of credit. Pursuant to the agreement, Ironhead committed to purchase from us shares of common stock at a maximum purchase price of up to $20,000,000 over a twenty-month period beginning with the date (June 28, 2001) on which these shares were registered with the Securities and Exchange Commission. The number of shares actually issuable by us and the price per share to be paid by Ironhead were dependent upon a defined trading volume of our common stock and a defined average trading price (net of a 6% discount). In accordance with the terms of the stock purchase agreement, this arrangement expired in February 2003. During the period from January 1, 2003 through the expiration date of the private equity line, we did not issue any shares of common stock under the stock purchase agreement.

     We engaged GKN as an agent to facilitate the foregoing transaction and paid GKN a 5% placement fee for each draw under the equity line. In connection with the private equity line of credit, Ironhead and GKN Securities were issued five-year warrants to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $0.42 per share.

     We had substantial operating losses during the first three months of 2003 and the prior three years. For the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $5,587,243, $5,863,017 and $10,193,130, respectively. At March 31, 2003, we had an accumulated deficit of $246,761.

     We will need to raise additional capital immediately to fund normal operating costs and expanded sales and marketing efforts. Results of operations in the future will be influenced by numerous factors including, but not limited to:

•	the availability of substantial additional capital;

•	internal technological developments and those of our technology and marketing associates;

•	the continued and accelerated movement of the IT industry to low TCO platforms;

•	the successful introduction and acceptance of Intel’s 64-bit chips, Itanium and Itanium 2, and AMD’s Opteron chip;

•	rapid and wide-spread adoption of automated migration technology;

•	further development and protection of our proprietary software products and services;

•	expansion of our marketing program and market acceptance of our products and services;

•	capacity to further identify us as a provider of migration products;

•	our ability to control increases in expenses associated with sales growth and other costs; and

•	our ability to attract and maintain a skilled and cohesive management group.

     We incurred a loss of $5,587,243 and used cash in operations of $5,043,494 for the year ended December 31, 2002. We incurred a loss of $1,464,855 and used cash in operations of $1,066,806 for the first three months of 2003. At March 31, 2003, we had a net stockholder’s deficit of $246,761. Our continued existence and plans for future growth are dependent upon our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity.

     During the first three months of 2003, we raised net proceeds of $216,000 in private equity transactions and proceeds of $66,400 (net of issuance expenses) from the issuance of warrants for the purchase of common stock. Since March 31, 2003, we obtained a loan in the principal amount of $125,000, secured by all our assets, and received an advance of $125,000 from one of our directors. The proceeds we received from these transactions are not sufficient to support our current operations. As of May 9, 2003, we had cash of $1,895 and $20,700 in outstanding accounts receivables. As of such time, we also had approximately $642,000 in cash obligations, which includes accounts payable, the loan and advance described above and other contractual cash obligations. We will need to raise additional capital immediately to fund continued operations. In the event we are unable to obtain additional capital from profitable operations and capital sources immediately, we will be forced to significantly reduce or discontinue current operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-

14(c) of the Exchange Act. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely providing him with material information relating to us (including our consolidated subsidiary) required to be included in our Exchange Act filings.

Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2003, we sold our unregistered securities in the transactions described below.

     Between January 6 and January 31, 2003, we issued an aggregate of 1,350,000 shares of common stock at a price of $0.16 per share and warrants to purchase an aggregate of 270,000 shares of common stock at a price of $0.25 per share to five individuals. Each of these investors was an accredited investor that acquired such securities for investment purposes. We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4 (2) of the Securities Act and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

     On March 18, 2003, we issued non-transferable warrants to purchase an aggregate of 7,000,000 shares of common stock at $0.35 per share to one limited liability company, one partnership and two individuals. The warrant holders paid fees which aggregated $67,900. These warrants expire December 31, 2003 but may be extended to December 31, 2004 at the election of the holders upon payment of fees which aggregate an additional $156,800. Each of these investors was an accredited investor that acquired such securities for investment purposes. We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits required to be furnished pursuant to this Item 6(a) are listed in the Exhibit Table below.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarterly period ended March 31, 2003.

EXHIBIT TABLE

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).

3.2	Certificate of Amendment to MigraTEC’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 of MigraTEC’s Form 10-QSB for the quarter ended September 30, 2002 filed November 14, 2002, File No. 000-28220).

3.3	Bylaws (incorporated herein by reference to Exhibit 3.2 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.1	Employment Agreement between MigraTEC, Inc. and W. Curtis Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.2	Employment Agreement between MigraTEC, Inc. and Rick J. Johnson, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.3	MigraTEC, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 4 to MigraTEC’s Form S-8 filed March 12, 1999, File No. 333-74309).

10.4	Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of May 1, 1998 (incorporated herein by reference to Exhibit 1 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).

10.5	Letter Agreements regarding Modification of Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of September 7, 1999 (incorporated herein by reference to Exhibit 2 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).

10.6	Stock Option Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

10.7	Form of Nonqualified Stock Option Agreement between MigraTEC, Inc. and Richard A. Gray, Jr., dated as of January 31, 2000 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

10.8	MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).

10.9	Form of Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC’s Form S-8 filed November 6, 2000, File No. 333-49398).

10.10	Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No.1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.11	Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd. (incorporated herein by reference to Exhibit 4.2 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.12	$1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.13	$1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.11 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.14	Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.12 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.15	Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P., Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.16	Registration Rights Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.17	Form of Director Indemnification Agreement between MigraTEC, Inc. and each of its directors (incorporated herein by reference to Exhibit 10.15 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.18	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.19	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.17 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.20	Office Lease Agreement between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.21	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.19 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.22	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.20 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.23	Lease Modification Agreement Number One between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated November 16, 2000 (incorporated herein by reference to Exhibit 10.21 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.24	Stock Option Amendment Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.25	Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.26	Assignment and Assumption Agreement between MJ Capital Partners III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.26 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.27	Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001 (incorporated herein by reference to Exhibit 10.27 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.28	Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.29	Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.30	Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.31	Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc. and Epstein Becker & Green, P.C., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.31 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.32	Registration Rights Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.33	Stock Purchase Warrants issued to Richard A. Gray, Jr. for 175,450 and 124,550 shares of common stock, dated as of March 31, 2002 and May 14, 2002, respectively (incorporated herein by reference to Exhibit 10.35 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).

10.34	Form of Stock Purchase Warrants for an aggregate of 7,000,000 shares of common stock issued to each of Street Search, LLC, Street Search Partners, Raymond Nisivoccia and Albert J. Passanante, dated as of March 18, 2002 (incorporated herein by reference to Exhibit 10.34 to MigraTEC’s Form 10-KSB for the year ended December 31, 2002 filed March 31, 2003, File No. 000-28220).

10.35	$125,000 Promissory Note by MigraTEC, Inc. to Thomas A. Montgomery, dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.35 to MigraTEC’s post-effective amendment no. 3 to registration statement on Form SB-2 filed April 29, 2003, File No. 333-57830).

10.36	Security Agreement between MigraTEC, Inc. and Thomas A. Montgomery, dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.36 to MigraTEC’s post-effective amendment no. 3 to registration statement on Form SB-2 filed April 29, 2003, File No. 333-57830).

11.1	Statement re: Computations of Net Loss per Share (filed herewith).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGRATEC, INC.

By:	/s/ T. Ulrich Brechbühl	Dated:	May 9, 2003

T. Ulrich Brechbühl Chief Executive Officer, President and Chief Financial Officer

CERTIFICATION BY CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, T. Ulrich Brechbühl, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MigraTEC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ T. Ulrich Brechbühl

T. Ulrich Brechbühl Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).

3.2	Certificate of Amendment to MigraTEC’s Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 of MigraTEC’s Form 10-QSB for the quarter ended September 30, 2002 filed November 14, 2002, File No. 000-28220).

3.3	Bylaws (incorporated herein by reference to Exhibit 3.2 to MigraTEC’s registration statement on Form SB-2 filed August 31, 2000, File No. 333-44946).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

10.1	Employment Agreement between MigraTEC, Inc. and W. Curtis Overstreet dated, April 10, 1997 (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.2	Employment Agreement between MigraTEC, Inc. and Rick J. Johnson, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed May 7, 1999, File No. 333-65093).

10.3	MigraTEC, Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibit 4 to MigraTEC’s Form S-8 filed March 12, 1999, File No. 333-74309).

10.4	Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of May 1, 1998 (incorporated herein by reference to Exhibit 1 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).

10.5	Letter Agreements regarding Modification of Stock Option Agreements between MigraTEC, Inc. and each of Rick J. Johnson and Richard A. Gray, Jr., dated as of September 7, 1999 (incorporated herein by reference to Exhibit 2 to MigraTEC’s Form S-8 filed October 19, 1999, File No. 333-89291).

10.6	Stock Option Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated as of August 6, 1999 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

10.7	Form of Nonqualified Stock Option Agreement between MigraTEC, Inc. and Richard A. Gray, Jr., dated as of January 31, 2000 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to MigraTEC’s registration statement on Form SB-2 filed November 13, 2000, File No. 333-44946).

10.8	MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).

10.9	Form of Stock Option Agreement pursuant to the MigraTEC, Inc. Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 to MigraTEC’s Form S-8 filed November 6, 2000, File No. 333-49398).

10.10	Warrant Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No.1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.9 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.11	Form of Warrant to MT Partners, L.P. and Mercury Fund No. 1, Ltd. (incorporated herein by reference to Exhibit 4.2 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.12	$1,975,000 Convertible Secured Promissory Note by MigraTEC, Inc. to MT Partners, L.P., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.10 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.13	$1,775,000 Convertible Secured Promissory Note by MigraTEC, Inc. to Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.11 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.14	Security Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.12 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.15	Shareholders Agreement between MigraTEC, Inc., MT Partners, L.P., Mercury Fund No. 1, Ltd. and certain stockholders, dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.13 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.16	Registration Rights Agreement between MigraTEC, Inc. and MT Partners, L.P. and Mercury Fund No. 1, Ltd., dated as of January 25, 2000 (incorporated herein by reference to Exhibit 10.14 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.17	Form of Director Indemnification Agreement between MigraTEC, Inc. and each of its directors (incorporated herein by reference to Exhibit 10.15 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.18	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.19	Amendment No. 1 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated February 28, 2000 (incorporated herein by reference to Exhibit 10.17 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.20	Office Lease Agreement between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated as of April 12, 2000 (incorporated herein by reference to Exhibit 10.16 to MigraTEC’s Form 10-KSB for the year ended December 31, 1999 filed April 14, 2000, File No. 000-28220).

10.21	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of MT Partners, L.P., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.19 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.22	Amendment No. 2 to Convertible Secured Promissory Note by MigraTEC, Inc. in favor of Mercury Fund No. 1, Ltd., dated June 1, 2000 (incorporated herein by reference to Exhibit 10.20 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.23	Lease Modification Agreement Number One between MigraTEC, Inc. and Charter Crown Plaza Partners, L.P., dated November 16, 2000 (incorporated herein by reference to Exhibit 10.21 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.24	Stock Option Amendment Agreement between MigraTEC, Inc. and EAI Partners, Inc., dated January 2, 2001 (incorporated herein by reference to Exhibit 10.24 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.25	Modification, Renewal and Extension of Note and Security Agreement between MigraTEC, Inc. and BEM Capital Partners, Inc., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.25 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.26	Assignment and Assumption Agreement between MJ Capital Partners III, L.P. and BEM Capital Partners, L.P., dated January 26, 2001 (incorporated herein by reference to Exhibit 10.26 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.27	Common Stock Purchase Warrant for 40,000 shares of common stock issued to BEM Capital Partners, L.P. dated, January 31, 2001 (incorporated herein by reference to Exhibit 10.27 to MigraTEC’s Form 10-KSB for the year ended December 31, 2000 filed March 22, 2001, File No. 000-28220).

10.28	Form of Stock Purchase Warrant issued to GKN Securities Corp. and its designees (incorporated herein by reference to Exhibit 10.28 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.29	Stock Purchase Warrant for 325,000 shares of common stock issued to Ironhead Investments Inc. (incorporated herein by reference to Exhibit 10.29 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.30	Common Stock Purchase Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.30 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.31	Escrow Agreement among MigraTEC, Inc., Ironhead Investments Inc. and Epstein Becker & Green, P.C., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.31 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.32	Registration Rights Agreement between MigraTEC, Inc. and Ironhead Investments Inc., dated as of March 27, 2001 (incorporated herein by reference to Exhibit 10.32 to MigraTEC’s registration statement on Form SB-2 filed March 29, 2001, File No. 333-57830).

10.33	Stock Purchase Warrants issued to Richard A. Gray, Jr. for 175,450 and 124,550 shares of common stock, dated as of March 31, 2002 and May 14, 2002, respectively (incorporated herein by reference to Exhibit 10.35 to MigraTEC’s Form 10-QSB for the quarter ended June 30, 2002 filed August 14, 2002, File No. 000-28220).

10.34	Form of Stock Purchase Warrants for an aggregate of 7,000,000 shares of common stock issued to each of Street Search, LLC, Street Search Partners, Raymond Nisivoccia and Albert J. Passanante, dated as of March 18, 2002 (incorporated herein by reference to Exhibit 10.34 to MigraTEC’s Form 10-KSB for the year ended December 31, 2002 filed March 31, 2003, File No. 000-28220).

10.35	$125,000 Promissory Note by MigraTEC, Inc. to Thomas A. Montgomery, dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.35 to MigraTEC’s post-effective amendment no. 3 to registration statement on Form SB-2 filed April 29, 2003, File No. 333-57830).

10.36	Security Agreement between MigraTEC, Inc. and Thomas A. Montgomery, dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.36 to MigraTEC’s post-effective amendment no. 3 to registration statement on Form SB-2 filed April 29, 2003, File No. 333-57830).

11.1	Statement re: Computations of Net Loss per Share (filed herewith).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).