Form 10QSB
period 2003-06-30
MIGRATEC INC
filed 2003-08-14
CIK 850599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from_________ to_________

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

         The number of shares outstanding of each of the issuer's classes of common equity as of August 11, 2003:

         Title of Class                             Number of Shares Outstanding
Common Stock, $0.001 par value per share                    162,357,550

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION                                                                               1

         ITEM 1.  FINANCIAL STATEMENTS                                                                       1

                  Consolidated Condensed Balance Sheets at June 30, 2003 (unaudited)                         1
                  and December 31, 2002

                  Consolidated Condensed Statements of Operations for the three months                       2
                  ended June 30, 2003 and 2002 (unaudited) and the six months ended June 30, 2003 and 2002 (unaudited)

                  Consolidated Condensed Statement of Stockholders' Equity (Deficit) for the                 3
                  six months ended June 30, 2003 (unaudited)

                  Consolidated Condensed Statements of Cash Flows for the six months                         4
                  ended June 30, 2003 and 2002 (unaudited)

                  Notes to Consolidated Condensed Financial Statements (unaudited)                           5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                         13
                  CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  CONTROLS AND PROCEDURES                                                                   21

PART II - OTHER INFORMATION                                                                                 22

         ITEM 2.  CHANGES IN SECURITIES                                                                     22

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                          22

PART I - FINANCIAL INFORMATION

Due to severe financial constraints, financial data for the period ended June 30, 2003 included in this Form 10-QSB has not been reviewed by the Company's independent auditor as required by Item 310 of Regulation SB. As a result, the Company's Chief Executive and Chief Financial Officer cannot certify this Form 10-QSB as complying fully with Section 13(a) of the Securities Exchange Act of 1934, as required by Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"). The Company has prepared these financials in a manner consistent with previous periods. The Company intends to have the interim financial statements reviewed by its auditor as soon as the Company's financial situation enables it to do so and to furnish the Section 906 certification with an amendment to this Form 10-QSB upon completion of the auditor's review.

ITEM 1.  FINANCIAL STATEMENTS

                          MIGRATEC, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       JUNE 30, 2003     DECEMBER 31, 2002
                                                                                       -------------     -----------------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
         Cash                                                                          $    142,669         $    881,035
         Accounts receivable                                                                102,750               92,500
         Other current assets                                                               158,762              173,577
                                                                                       ------------         ------------
                    Total current assets                                                    404,181            1,147,112

PROPERTY AND EQUIPMENT, NET                                                                  86,043              121,765

OTHER ASSETS
         Capitalized software costs, net of amortization of $90,760
               and $90,624 in 2003 and 2002, respectively                                        57                  190
         Other assets                                                                         7,491               59,863
                                                                                       ------------         ------------
               Total other assets                                                             7,548               60,053
                                                                                       ------------         ------------
                    Total Assets                                                       $    497,772         $  1,328,930
                                                                                       ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Accounts payable                                                              $    622,728         $    256,155
         Accrued expenses                                                                   387,581              198,238
         Current portion of long-term debt and notes payable                                949,128                9,639
         Obligations under capital leases                                                     3,643                3,086
         Deferred revenue                                                                    15,000                   --
                                                                                       ------------         ------------
                    Total current liabilities                                             1,978,080              467,118

LONG-TERM LIABILITIES
         Long-term portion of obligations under capital leases                               13,143               15,183
                                                                                       ------------         ------------
                    Total liabilities                                                     1,991,223              482,301

MINORITY INTEREST                                                                            (3,752)              (3,752)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock 50,000,000 shares authorized; $0.001 par
              value; none issued or outstanding
         Common stock $0.001 par value; 250,000,000 shares authorized;
              162,357,550 and 161,007,550 shares issued and outstanding at June
              30, 2003 and December 31, 2002, respectively                                  162,358              161,008
         Additional paid-in capital                                                      35,200,130           34,056,263
         Deferred stock compensation                                                             --              (85,313)
         Accumulated deficit                                                            (36,852,187)         (33,281,577)
                                                                                       ------------         ------------
                Total stockholders' equity (deficit)                                     (1,489,699)             850,381
                                                                                       ------------         ------------
                Total Liabilities and Stockholders' Equity (Deficit)                   $    497,772         $  1,328,930
                                                                                       ============         ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------            -------------------------
                                                         2003               2002               2003              2002
                                                         ----               ----               ----              ----
REVENUES
    Software licenses                              $     100,000      $      10,000      $     115,034      $      10,000
    Services                                             200,950            158,821            362,298            158,821
                                                   -------------      -------------      -------------      -------------
                 Total revenues                          300,950            168,821            477,332            168,821

COSTS AND EXPENSES
    Cost of revenues                                     276,231            146,965            410,692            146,965
    Selling and marketing                                393,598            291,034            891,296            675,438
    Research and development                             251,191            364,418            584,055            718,372
    General and administrative                           565,077            788,742          1,241,397          1,620,384
                                                   -------------      -------------      -------------      -------------
                 Total costs and expenses              1,486,097          1,591,159          3,127,440          3,161,159
                                                   -------------      -------------      -------------      -------------
LOSS FROM OPERATIONS                                  (1,185,147)        (1,422,338)        (2,650,108)        (2,992,338)
    Other income (expense)
        Interest and financing expense                  (920,619)            (2,380)          (921,630)            (6,414)
        Other income, net                                     11             10,763              1,128             13,268
                                                   -------------      -------------      -------------      -------------
                 Total other income  (expense)          (920,608)             8,383           (920,502)             6,854
                                                   -------------      -------------      -------------      -------------
                 Net loss                          $  (2,105,755)     $  (1,413,955)     $  (3,570,610)     $  (2,985,484)
                                                   =============      =============      =============      =============

NET LOSS PER COMMON SHARE (BASIC AND
DILUTED)                                           $       (0.01)     $       (0.01)     $       (0.02)     $       (0.02)
                                                   =============      =============      =============      =============
WEIGHTED AVERAGE COMMON SHARES
ISSUED AND OUTSTANDING (BASIC AND
DILUTED)                                             162,357,550        146,659,453        162,201,058        134,182,700
                                                   =============      =============      =============      =============

   The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         Six Months Ended June 30, 2003
                                  (unaudited)


                                                                                        DEFERRED
                                        COMMON          COMMON         ADDITIONAL        STOCK           ACCUMU-
                                        STOCK           STOCK           PAID-IN          COMPEN-          LATED
                                       (SHARES)         AMOUNT          CAPITAL          SATION          DEFICIT            TOTAL
                                       --------         ------          -------          ------          -------            -----
Balance at January 1, 2003            161,007,550    $    161,008    $ 34,056,263    $    (85,313)    $(33,281,577)    $    850,381

Issuance of stock in connection
with private placements for cash        1,350,000           1,350         214,650              --               --          216,000

Issuance of warrants                           --              --          66,400              --               --           66,400

Issuance of warrants for financing
fees                                           --              --          42,817              --               --           42,817

Deferred stock compensation expense            --              --              --          85,313               --           85,313

Expense associated with beneficial
conversion feature of convertible
debt                                           --              --         820,000              --               --          820,000

Net loss                                       --              --              --              --       (3,570,610)      (3,570,610)
                                      -----------    ------------    ------------    ------------     ------------     ------------
Balance at June 30, 2003              162,357,550    $    162,358    $ 35,200,130    $         --     $(36,852,187)    $ (1,489,699)
                                      ===========    ============    ============    ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         2003             2002
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                    $(3,570,610)     $(2,985,484)
         Adjustments to reconcile net loss to net cash (used by)
           operating activities:
              Depreciation and amortization                               43,657           45,725
              Deferred stock compensation                                 85,313          341,875
              Warrants issued for financing fees                          42,817               --
              Financing expense associated with beneficial
                conversion feature of convertible debt                   820,000               --
              Change in assets and liabilities:
                 (Increase) in accounts receivable                       (10,250)         (73,650)
                 (Increase) decrease in other current assets              14,815          (54,851)
                 Decrease in other assets                                 52,372              265
                 Increase in accounts payable                            366,573           24,415
                 Increase in accrued expenses                            189,343          169,413
                Increase in deferred revenue                              15,000               --
                                                                     -----------      -----------
         Net cash (used by) operating activities                      (1,950,970)      (2,532,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                              (7,802)         (23,832)
                                                                     -----------      -----------
         Cash (used in) investing activities                              (7,802)         (23,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from convertible secured promissory notes              820,000               --
         Proceeds from notes payable                                     250,000               --
         Proceeds from issuance of common stock                          216,000        4,952,450
         Proceeds from issuance of warrants                               66,400               --
         Payments under obligations of capital leases                     (1,483)          (4,797)
         Repayment of notes payable                                     (130,511)        (113,606)
                                                                     -----------      -----------
         Net cash provided by financing activities                     1,220,406        4,834,047
                                                                     -----------      -----------
Net increase (decrease) in cash                                         (738,366)       2,277,923

Cash - beginning                                                         881,035          649,302
                                                                     -----------      -----------
Cash - ending                                                        $   142,669      $ 2,927,225
                                                                     ===========      ===========
SUPPLEMENTAL DISCLOSURES:
         Interest paid                                               $     7,543      $     7,347
                                                                     ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         Issuance of stock upon conversion of debt to equity         $        --      $ 2,500,000
                                                                     ===========      ===========
         Purchase of equipment with capital lease                    $        --      $    10,818
                                                                     ===========      ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

MigraTEC, Inc., a Delaware corporation ("MigraTEC"), is a developer and provider of software solutions and support services relating to the upgrading or migrating of software applications, enabling them to run on newer, more efficient operating systems and hardware platforms.

Beginning in 1999, MigraTEC redirected its strategic focus from providing OS/2 to Windows migration services and selling software products aimed at Y2K solutions to developing technology designed to enable automated solutions for upgrading software applications from 32-bit to 64-bit versions of an operating system or for migrating software applications from one operating system to another, such as from Solaris to Windows or Linux. The majority of MigraTEC's efforts prior to 2002 were related to research and development activities.

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

The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of MigraTEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). These statements should be read together with the audited financial statements and notes thereto for the years ended December 31, 2002 and 2001, included in MigraTEC's Form 10-KSB for the fiscal year ended December 31, 2002 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

CAPITALIZED SOFTWARE

The cost of purchased software is capitalized and amortized on a straight-line basis over the estimated useful life of three years. Amortization expense in the first six months of 2003 and 2002 was $136 for both periods.

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

The Company has incurred net operating losses for federal income tax purposes and it is uncertain as to whether the Company will generate future taxable income during the carry-forward period. Accordingly, the Company's net current and non-current deferred tax assets have been fully reserved at June 30, 2003 and December 31, 2002.

REVENUE RECOGNITION

The Company's revenues consist of services revenues and software license fees.

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

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

The effect of outstanding stock options and warrants that aggregated 35,403,196 and 20,445,813 shares as of June 30, 2003 and 2002, respectively, would be anti-dilutive due to the Company's losses in 2003 and 2002 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

If the convertible secured promissory notes discussed in Note 3 were converted in full as of June 30, 2003, an additional 32,800,000 shares of the Company's common stock would be outstanding as of June 30, 2003 based upon the conversion price in effect as of that date.

POTENTIAL DILUTION

The following demonstrates the potential dilution of our issued and outstanding common stock as of June 30, 2003.

                                                                                   Weighted average exercise
                                                                                        price per share
                                                                                        ---------------
Common stock outstanding                                            162,357,550
Shares issuable if convertible secured promissory notes are
converted in full                                                    32,800,000            $  0.0250
Warrants                                                              9,685,143            $  0.1046
Stock Options:
     Non-Affiliates                                                      50,000            $  0.3800
     Directors, Officers and Employees                               25,668,053            $  0.3181
                                                                    -----------
                                                                    230,560,746
                                                                    ===========

All of the warrants and stock options granted to non-affiliates are vested and exercisable as of June 30, 2003. Further dilution may result from the exercise of stock options pursuant to additional stock option grants under the Company's stock option plan. As of June 30, 2003, options to purchase 8,754,120 shares of common stock remain issuable thereunder.

In addition, subsequent to June 30, 2003, the Company received funds of $261,250 (net of a 5% funding fee paid to each investor), representing the final tranches of funds advanced under the Company's convertible secured promissory notes, and issued warrants to purchase an aggregate of 275,000 shares of common stock at an exercise price of $0.01 per share in connection with the notes (see Note 3). Based upon the conversion price of the notes in effect as of June 30, 2003, an additional 11,275,000 shares may be issued and outstanding upon conversion of such convertible secured promissory notes and exercise of the related warrants.

On July 14, 2003, the Chairman of the Board (William B. Patton, Jr.), Vice Chairman of the Board (W. Curtis Overstreet), President and CEO ( T. Ulrich Brechbuhl) and one employee of the Company entered into agreements with the Company to cancel all stock options issued to them by the Company. These cancellations decreased the potential dilution of the issued and outstanding common stock from directors, officers and employees stock options and increased the number of shares issuable upon the exercise of options available for grant under the Company's stock option plan by an aggregate of 10,625,000 shares of common stock.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for stock-based awards issued to non-employees in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Issue No. 96-18. Accordingly, the Company measures the cost of such awards based on the fair value of the options using the Black-Scholes method option-pricing model.

NEW ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on the Company's financial position or results of operations.

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

NOTE 2. LIQUIDITY

The Company incurred a loss of $5,587,243 and used cash in operations of $5,043,494 for the year ended December 31, 2002. The Company incurred a loss of $3,570,610 and used cash in operations of $1,950,970 for the first six months of 2003. At June 30, 2003, the Company had a net stockholder's deficit of $1,489,699.

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 2. LIQUIDITY (continued)

During the first six months of 2003, the Company raised net proceeds of $216,000 in private equity transactions and proceeds of $66,400 (net of issuance expenses) from the issuance of warrants for the purchase of common stock. The Company obtained a loan in April 2003 which was repaid in May 2003, in the principal amount of $125,000, secured by all assets of the Company, received an advance of $125,000 from a director of the Company and received funds of $779,000 (net of a 5% funding fee paid to each investor) from the issuance of convertible secured promissory notes described in Note 3. The proceeds the Company received from these transactions are not sufficient to support its current operations. As of August 13, 2003, the Company had cash of $44,215 and $213,883 in outstanding accounts receivables. As of such time, the Company also had approximately $2,069,579 in cash obligations, which includes accounts payable, the convertible secured promissory notes and other contractual cash obligations of the Company. The Company will use existing capital to deliver on existing customer contracts, pursue a limited number of potential new revenue opportunities and aggressively pursue a sale of the Company's assets. Following the completion of these endeavors, the Company will likely be forced to discontinue operations entirely. Depending on the success and timing of these endeavors, namely, the revenue received from existing and new contracts and the cash proceeds received from a sale of the Company's assets, the Company may be forced to default on its convertible secured promissory note obligations. In such circumstances, the note holders will be entitled to foreclose their lien on the assets of the Company and pursue remedies available to them under the security agreement and applicable law.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE

Notes payable at June 30, 2003 and December 31, 2002, include the following:

                                                                                          JUNE 30       DECEMBER 31,
                                                                                           2003             2002
                                                                                           ----             ----
Convertible secured promissory notes to nine unaffiliated individuals, one limited partnership and one corporation, initially dated May 30, 2003, bearing interest at 15%, with interest payable quarterly beginning June 30, 2003,
due May 30, 2004, collateralized by all assets owned or thereafter acquired.            $  820,000       $      --

Advance from a director dated April 28, 2003, bearing interest at 15%, payable
upon demand                                                                                125,000              --

Note payable to a former employee in the amount of $68,250, dated March 3, 1998, bearing interest at 14%, payable in monthly installments of $1,000, due December
10, 2003.                                                                                    4,128           9,639
                                                                                        ----------       ---------
           Total outstanding                                                               949,128           9,639
           Less current portion                                                           (949,128)         (9,639)
                                                                                        ----------       ---------
           Long-term portion                                                            $       --       $      --
                                                                                        ==========       =========

Beginning May 30, 2003, the Company entered into a note purchase agreement with approximately 15 investors providing for investments by such investors in the Company, in multiple tranches of up to an aggregate of $2,000,000, evidenced by convertible secured promissory notes. As of June 30, 2003, the Company had received funds of $779,000 (net of a 5% funding fee paid to each investor for a total investment of $820,000). The indebtedness is secured by all of the Company's assets and the notes evidencing the indebtedness are convertible at each respective investor's election into shares of the Company's common stock at a price equal to 50% of the volume-weighted average of the closing sale price on the OTC Bulletin Board of the Company's common stock for the five consecutive trading days immediately preceding the date of conversion. The total amount of principal and interest outstanding under each note will automatically convert into shares of common stock upon the earlier of either: (1) the consummation of any merger or consolidation or other business combination involving the Company in which the Company's common stock is valued at not less than $0.10 per share, or (2) the first trading day (after June 27, 2003) on the OTC Bulletin Board following a period of 15 consecutive trading days during which the closing sale price per share of the Company's common stock has been in excess of $0.20 per share. The unpaid aggregate principal amount of each convertible secured promissory note is generally due one year from the date of issuance and bears interest at a rate of 15% per year with accrued interest due and payable quarterly. In connection with the note purchase agreement, the Company issued to each note holder a five-year warrant to purchase one share of common stock at $0.01 per share for every $1.00 advanced to the Company. As of June 30, 2003, the Company had issued warrants to purchase an aggregate of 820,000 shares of common stock pursuant to the note purchase agreement. We may prepay the notes, in full or in part, at any time prior to maturity without penalty or premium. The notes and the associated warrants contain conversion features considered to be "beneficial" because the conversion prices were below the market price of the common stock at the date of issuance. Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments" requires the Company to account for the beneficial conversion feature by allocation of value to the warrants,

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 3. NOTES PAYABLE (continued)

convertible notes and interest. The Company has taken the most conservative approach and allocated all $820,000 of value to the warrants and recorded this as financing expense in the accompanying financial statements for the quarter ended June 30, 2003.

In the first quarter of 2000, the Company closed a private financing of the Company by MT Partners, L.P., an affiliate of Cardinal Investment Company, Inc., and Mercury Fund No. 1, Ltd., an affiliate of Mercury Ventures, Ltd. (collectively, the "Investors"). The Investors entered into a note and warrant purchase agreement with the Company pursuant to which the Investors provided $3,750,000 of private financing to the Company, evidenced by convertible secured promissory notes of the Company. In connection with this private financing, the Investors, the Company and certain stockholders executed a Shareholders' Agreement, which required approval of at least 70% of the Company's Board of Directors for certain corporate actions and restricted transfers of the Company's common stock and provided the Investors with a right of first refusal for private transfers of the Company's common stock. The Shareholders' Agreement was terminated in June 2003.

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS

CAPITAL STRUCTURE

As of June 30, 2003, the Company was authorized to issue 250,000,000 shares of common stock, $0.001 par value per share. At June 30, 2003 and December 31, 2002, 162,357,550 and 161,007,550 shares were issued and outstanding, respectively. The Company is also authorized to issue up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, none of which are issued and outstanding.

ISSUANCES OF COMMON STOCK

During the first six months of 2003, the Company raised net proceeds of $216,000 from private placements of 1,350,000 shares of unregistered common stock at a weighted average price per share of $0.16. Warrants to purchase up to 270,000 shares of common stock at $0.25 per share were issued in connection with these private placements. These warrants expire in January 2004.

STOCK OPTIONS GRANTED TO DIRECTORS, OFFICERS AND EMPLOYEES

During the first six months of 2003, certain non-employee directors and employees were granted options to purchase common stock of the Company pursuant to the MigraTEC, Inc. Long-Term Incentive Plan (the "Plan"). The terms of such grants are summarized below:

                                                      Option Price
                                                      ------------
                                  Number of
                                 Underlying      Weighted
Range of Exercise Prices           Shares         Average         Total
------------------------           ------         -------         -----
Granted at market value
   Directors
     $0.20                        500,000        $ 0.2000       $100,000
   Employees
     $0.18 to $0.21               565,000        $ 0.1832       $103,500

During the first six months of 2003, options to purchase 1,379,320 shares expired.

Effective as of January 27, 2003, the Board of Directors approved an increase in the number of shares of common stock authorized and reserved for issuance under the Plan from 21,900,000 shares to 30,000,000 shares. As of June 30, 2003, options to purchase 8,754,120 shares of common stock remain issuable under the Plan.

In 2000, the Company recorded deferred stock compensation of $2,975,000 for the difference between the exercise price and the market value of the Company's common stock underlying options to purchase an aggregate of 3,800,000 shares of common stock granted in 2000. This amount was amortized over the vesting period of the individual options, which vesting periods varied from

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 4. CAPITAL STOCK, WARRANTS AND OPTIONS (continued)

immediate to three years. Stock compensation expense charged to operations was $85,313 and $341,875 for the first six months of 2003 and 2002, respectively.

STOCK WARRANTS ISSUED

On March 18, 2003, the Company issued non-transferable warrants to unaffiliated investors for the purchase of an aggregate of 7,000,000 shares of common stock at $0.35 per share for consideration of $66,400 (net of issuance expenses). On May 29, 2003, the exercise price for these warrants was reduced to $0.065 per share. Using the Black-Scholes method option-pricing model, the Company recorded financing expense of $35,316 as result of the re-pricing of these warrants. This expense is recorded as financing expense in the accompanying financial statements for the quarter ended June 30, 2003. These warrants expire December 31, 2003 but may be extended to December 31, 2004 at the election of the holders upon payment of fees which aggregate an additional $156,800.

In May and June 2003, the Company issued non-transferable warrants for the purchase of an aggregate of 820,000 shares of common stock in connection with the convertible secured promissory note transaction described in Note 3.

NOTE 5. RELATED PARTY TRANSACTIONS

In March and May 2002, the Company issued three-year warrants to purchase an aggregate of 300,000 shares of common stock at $0.25 per share to Richard A. Gray, Jr., a director of the Company, for services rendered to the Company. The Company also issued 400,000 shares of common stock at a price of $0.25 per share to each of Mr. Gray and Mr. Gray's spouse pursuant to private placements of common stock. In April 2002, we issued an additional 31,000 shares of common stock at a price of $0.20 per share to Mr. Gray's spouse upon the exercise of a warrant to purchase common stock. On April 28, 2003, Mr. Gray advanced $125,000 to the Company, payable on demand and bearing interest at 15%. In July 2003, Mr. Gray exchanged this advance for a convertible secured promissory note in the principal amount of $125,000 (see Notes 3 and 7).

In February 2003, the Company issued options to purchase an aggregate of 250,000 shares of common stock of the Company to each of Mr. Gray and Mr. Drew Johnson, both of whom are directors of the Company, at an exercise price of $0.20 per share. These options were issued under the Company's Long-Term Incentive Plan.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 12, 2000, the Company executed a non-cancelable operating lease for its office facility for a term of 39 months beginning May 1, 2000. This lease was modified on November 16, 2000 to increase leased space and extend the term of the lease through February 2004. The modified lease provides for a monthly base rent of $18,720. At the end of the lease term, the Company has the right to renew the lease for an additional 60 months at the then prevailing rental rates. The following is a summary of future base rents as of June 30, 2003.

Year ending June 30,                     Amount
--------------------                     ------
        2004                           $ 149,760

During 2002, the Company executed non-cancelable capital leases for various office equipment for a term of 60 months. The following is a summary of future minimum lease payments, together with the present value of the net minimum lease payments, as of June 30, 2003.

Year ending June 30,                                  Amount
--------------------                                  ------
        2004                                        $   5,856
        2005                                            5,856
        2006                                            5,856
        2007                                            4,677
        2008                                              772
                                                    ---------

        Total minimum lease payments                   23,017
        Less: Amount representing interest             (6,231)
                                                    ---------
        Present value of net minimum lease
          payments                                  $  16,786
                                                    =========

                          MIGRATEC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES (continued)

It is possible that the investors who invested in the convertible secured promissory notes and warrants pursuant to the note purchase agreement, initially dated May 30, 2003 and described in Note 3, may allege that the private offering and sale of these securities to them should be integrated with certain selling security holders' offering and sale of common stock to the public under the Company's registration statement on Form SB-2 (file no. 333-104797), and that as a result the offering and sale of securities to the investors was not made in accordance with the requirements of Section 5 of the Securities Act of 1933. The Company believes that the offer and sale of the convertible secured promissory notes and the warrants to the investors should not be integrated with the selling security holders' offer and sale of the Company's common stock to the public under Registration Statement No. 333-104797 and qualifies for a private placement exemption. Nevertheless, the Company may have a contingent liability arising out of the Company's possible violation of Section 5 of the Securities Act. Although the Company cannot estimate the possible loss or range of loss associated with such contingent liability, if a court were to hold that (1) the private placement exemption is not available for the sale of the convertible secured promissory notes and warrants to the investors, and (2) the investors are entitled to rescission rights, the Company could be forced to return the funds loaned to the Company pursuant to the note purchase agreement to the claiming investors.

From time to time the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 7.  SUBSEQUENT EVENTS

Since June 30, 2003, the Company received funds of $261,250 (net of a 5% funding fee paid to each investor for a total investment of $275,000), representing additional tranches of funds advanced under the Company's convertible secured promissory notes. On July 11, 2003, the Company closed the convertible secured promissory note offering, at which time the final aggregate committed loan amount totaled $1,220,000.

In July 2003, Richard A. Gray, Jr., a director of the Company, exchanged an advance of $125,000 which he funded to the Company on April 28, 2003 for a convertible secured promissory note in the principal amount of $125,000 and warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share.

During the second quarter the Company announced that it was evaluating strategic options including the potential sale or merger of the Company. Those efforts continue at an accelerated pace and the Company is in active discussions with potential buyers of the Company and/or its assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively. It should be read in conjunction with our interim consolidated financial statements and notes thereto included elsewhere in this report and our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

     Key factors that could cause actual results to differ materially from our expectations, estimates of costs, projected results or anticipated results include, but are not limited to, the following risks:

- our pursuit of a limited number of potential new revenue opportunities and/or strategic alternatives, including a sale of the Company, may not be successful;

- we may not be able to generate sufficient cash flows or to obtain capital on favorable terms, if at all, to fund operations;

- we may not be able to effectively penetrate our target markets for migration products and services;

-        we may not be able to successfully protect our technology;

-        we may not be able to effectively control increases in expenses;

- management may not be able to successfully implement our business plan and sales strategy;

-        we may not be able to retain a skilled and cohesive management group;
         and

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

     Revenue Recognition

     Our revenues for the six months ended June 30, 2003 and 2002 consisted of services revenues and software license fees.

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

     Revenues from software licenses and software maintenance and support services, when generated, are recognized in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition."

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

     Costs of Software Developed for Sale

     We expense or capitalize development costs of software to be sold in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. During 2002 and the first six months of 2003, costs related to development were included in research and development costs. No costs were capitalized in 2002 or the first six months of 2003. Other research and development expenditures relate to efforts to evaluate possible future products, such as computer language conversion software which would convert code written in one computer language to another (e.g., from "C" and "C++" to Java or managed "C#").

     Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2003, a full valuation allowance has been recorded. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     Current Update

     Since June 30, 2003, we have received funds of $261,250 (net of a 5% funding fee paid to each investor for a total investment of $275,000), representing additional tranches of funds advanced under our convertible secured promissory notes (see Note 3 to our consolidated condensed financial statements and "Liquidity and Capital Resources"). However, the proceeds we received from these transactions are not sufficient to support our current operations. As of August 13, 2003, we had cash of $44,215 and $213,883 in outstanding accounts receivables. As of such time, we also had approximately $2,069,579 in cash obligations, which includes accounts payable, our convertible secured promissory notes and other contractual cash obligations. We will use existing capital to deliver on existing customer contracts, pursue a limited number of potential new revenue opportunities and aggressively pursue a sale of our assets. Following the completion of these endeavors, we will likely be forced to discontinue operations entirely. Depending on the success and timing of these endeavors, namely, the amount of revenue received from existing and new projects and the cash proceeds received from a sale of our assets, we may be forced to default on our convertible secured promissory note obligations.

     Results of Operations

     Revenues grew significantly in the second quarter of 2003. We experienced greater than 70% revenue growth over the first quarter of this year and the first six months of 2003 saw revenue grow greater than 180% over the same period last year. Despite the rapid growth in sales, our revenue was still not sufficient to cover all of our operating costs. As a result, we experienced a significant net loss for the quarter. The quarter was extremely tough for us in other areas as well, as we experienced major setbacks on a variety of fronts, including a significant delay in the awarding of additional major contracts and an inability to raise the additional capital needed to support operations. These factors, which are discussed in detail below, clearly had a material adverse impact on us.

     As disclosed in our Form 10-QSB for the first quarter of 2003, in early May we were notified by two customers that they were experiencing significant delays in the funding of key projects that we had been working on with them for some time, and that in all likelihood those projects would not be started until the beginning of 2004, if at all. In conjunction with a major project that was awarded and announced in February 2003, these projects were expected to constitute the majority of our revenue for 2003 and were the foundation for our revenue target for 2003.

     As we learned of the postponement in the award of the contracts mentioned above, it also became clear to us that our efforts to raise additional capital, which began over ten months earlier, were not achieving the results necessary to sustain ongoing operations. Shortly after we raised a round of financing in the spring of 2002 we began discussions with a number of potential investors and advisors regarding our need to raise additional capital. Based on indications from a number of our strategic partners that they were expecting to see the software migration market improve as a result of some of their activities, we were hopeful that we might be able to raise capital on more attractive terms from larger institutional investors. Unfortunately, the capital markets were reluctant to fund early stage technology companies, and it eventually became obvious to us that institutional funding for a situation such as ours was unlikely.

     By late summer 2002, it also became apparent that the marketing efforts of our strategic partners were only somewhat successful as the migration market showed no major improvement. Market and customer interactions indicated that companies continued to delay the commitment of funds to major migration efforts until the beginning of 2003. Towards the end of last year we started to experience an increase in the number of qualified opportunities and paid assessments, which appeared to support the belief that spending would increase in early 2003. As a result, we made plans to increase our service capability to meet anticipated demand. This required additional capital. Throughout the late fall of 2002 we had been in discussions with Ironhead, the provider of our then current equity line of credit. Knowing that the equity line was due to expire at the end of February 2003 and that the process for securing an equity line with a different provider can take upwards of six months, we sought to extend it. Despite exhaustive efforts on our part, we were notified by Ironhead that as a result of new operating constraints they would be unable to accommodate us with the extension.

     In December 2002 and January 2003, we were able to raise a limited amount of additional funds through a private placement as we continued to try to secure a significant amount of capital. Throughout the spring of 2003 we attempted to raise additional capital through every possible source at our disposal. In early May 2003, it became clear that the financing we needed to continue operations would not be available.

     As a result of these events, we experienced a liquidity crisis. On May 15, 2003 we issued a press release that recapped the key financial information we had disclosed in March 2003 (with the filing of our Form 10-KSB), in April 2003 (with the filing of a Form SB-2) and in early May 2003 (with the filing of our first quarter's Form 10-QSB). Additionally, the press release of May 15, 2003 informed the market of our efforts to raise additional capital over the previous quarters, disclosed a significant internal restructuring to reduce our fixed costs and announced that we would pursue strategic options, including a sale or merger of the company, provided we could raise enough funds to do so.

     In addition to the restructuring, which resulted in the reduction of our employee and executive base by over 50%, the need to cut costs forced us to halt our efforts with a number of vendors who were marketing our products or increasing our capital market exposure. Needless to say, these reductions, while necessary, dramatically decreased our ability to maintain our market presence and to continue to pursue a broad range of opportunities.

     In late May and early June 2003, efforts to raise additional funding to allow us to pursue strategic options succeeded to a large extent. On June 3, 2003 we announced the closing of the first tranche of financing and notified the market that we sought to raise between $1.5 million and $2.0 million in convertible secured debt (as more fully described in Note 3 to our consolidated condensed financial statements and "Liquidity and Capital Resources"). While those efforts initially got off to a solid start, in the end we were unable to raise the full $1.5 million to $2.0 million we sought, and in July 2003 we announced that we closed that round of financing with $1.22 million committed. Our inability to raise the full amount we sought has forced us to adjust our plans again and modify our pursuit of strategic options.

     While clearly overshadowed by the challenges that we have experienced during this quarter, there were a number of positive developments as well. We continued to deliver well on the contract for the Fortune 500 company that we announced on March 3, 2003, such that we are now ahead of schedule. We completed the first two phases of the migration for the Wall Street firm that we announced on April 22, 2003. On June 16, 2003 we announced the first license of our technology in Japan to NTT Comware Corporation. This was the first tangible success from efforts that had begun a number of months earlier and reflects increased Asian interest in the Linux operating system. More recently, we announced our agreement with Toshiba IT-Solutions, pursuant to which Toshiba will license our 32Direct Unix to Linux product. MigraTEC was also recognized by a leading software development publication, SD Times, for being a top software leader and innovator. We were recognized on the SD Times 100, in the tools and environments category, along with Microsoft and a handful of other prominent software companies. While we would obviously prefer for market conditions and company performance to be dramatically better, we are proud of this recognition. A few weeks ago, we were also recognized by the Dallas Business Journal as the 9th fastest growing public company in the DFW Metroplex in terms of revenue.

     Our marketplace interactions with customers, partners and vendors during the past quarter continued to affirm our previously stated belief that fundamental market trends support our overall business strategy, we continue to hear that:

     - Reducing total cost of ownership ("TCO") is imperative for the corporate IT world.

     - Standardizing on industry standard technology is an important element in realizing those savings.

     - Standardization cannot take place unless large amounts of custom software applications can be migrated efficiently.

     - The process for migrating these applications must be manageable, predictable and cost effective.

That having been said, the realities of current market conditions, the extraordinarily tough capital markets for emerging technology companies, and the tremendous costs of being a very small public company (which have actually increased significantly since the enactment of the Sarbanes-Oxley Act of 2002) have convinced us that continuing as an independent company would result in less value than a sale to a strategic buyer. Accordingly, we are aggressively pursuing a sale of our assets and are in active discussions with potential buyers.

     Efforts to find an appropriate buyer of our assets have been underway since we first announced our intent to do so in May 2003. While we have identified a number of parties that have an interest in some or all of our assets, we believe that the nature of the software merger and acquisition market closely mirrors the capital market challenges for the same segment and is therefore quite challenging. Our need to bring these efforts to closure quickly is especially acute given the reduced amount of capital we were able to raise.

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

     Revenues

     During the quarter ended June 30, 2003, our revenues consisted of services and software license revenues. Revenues in the second quarter of 2003 increased to $300,950, as compared to $168,821 for the second quarter of 2002. Revenues in the second quarter of 2003 consisted of $200,950 and $100,000 from services and software licenses, respectively. The bulk of services revenue in the second quarter of 2003 resulted from one major contract. Software license revenues resulted from the sale of a license to a single customer.

     Costs And Expenses

     Our total costs and expenses decreased 7% to $1,486,097 during the second quarter of 2003, as compared to $1,591,159 for the second quarter of 2002.

     The majority of our costs and expenses are related to personnel costs. Our operating expenses were lower in the second quarter of 2003 as compared to the second quarter of 2002 because of the significant reduction of staff in May 2003.

     Costs of revenues during the second quarter of 2003 were $276,231, as compared to $146,965 for the second quarter of 2002. This was a reflection of our increase in service revenue in the second quarter of 2003. The majority of these costs are associated with one project. We anticipate that the gross margin for this project will be lowest in the second quarter of 2003 and will increase significantly in later periods.

     Selling and marketing expenses increased 35% to $393,598 during the second quarter of 2003, as compared to $291,034 for the second quarter of 2002. This increase was due primarily to expansion of our sales force in early 2003 as well as an increased investment in trade show activities to generate additional demand and strengthen strategic relationships.

     Research and development expenses decreased 31% to $251,191 during the second quarter of 2003, as compared to $364,418 for the second quarter of 2002. This decrease was due to the reduction in staff in May 2003 and the refocusing of research and development staff to sales and marketing efforts.

     General and administrative expenses decreased 28% to $565,077 during the second quarter of 2003, as compared to $788,742 for the second quarter of 2002. This decrease was due primarily to a decrease in amortization expense described in the following paragraph.

     In 2000, we issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the second quarter of 2003 and 2002 was $0 and $170,938, respectively. Amortization expense decreased because deferred stock compensation became fully amortized during the first quarter of 2003. This compensation expense was allocated $160,938 and $10,000 to general and administrative costs and research and development costs, respectively, in the second quarter of 2002.

     Interest and Financing Expense

     Our interest and financing expense increased to $920,619 during the second quarter of 2003, as compared to $2,380 for the second quarter of 2002. In June 2003, we recorded $820,000 of financing expense in accordance with Emerging Issues Task Force Issue No. 00-27 "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to certain Convertible Instruments." The expense recorded relates to the convertible secured promissory notes and related warrants (See Note 3 to our consolidated condensed financial statements and "Liquidity and Capital Resources") issued with a conversion price below the market price of our common stock at the date of issuance. Additionally, we incurred financing expense of $41,000 and $35,316 for the issuance of convertible secured promissory notes and for the re-pricing of certain warrants, respectively.

     Other Income

     Other income in the second quarter of 2003 decreased to $11, as compared to $10,763 in the second quarter of 2002 as a result of smaller balances of cash available to invest in interest bearing accounts.

     Provision For Income Taxes

     As a result of operating losses for 2003 and 2002, we did not incur a federal income tax obligation for the quarters ended June 30, 2003 and 2002. No tax benefit was recorded during the second quarters of 2003 and 2002 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2023.

     Net Loss

     For the quarter ended June 30, 2003, we incurred a net loss of $2,105,755, or $0.01 per share, as compared to a net loss of $1,413,955, or $0.01 per share, for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

     Revenues

     During the six months ended June 30, 2003, our revenues consisted of services and software license revenues. Revenues in 2003 increased to $477,332, as compared to $168,821 for 2002. Revenues in the first six months of 2003 consisted of $362,298 and $115,034 from services and software licenses, respectively. Services revenue in the first six months of 2003 resulted primarily from one contract. Software license revenues resulted primarily from the sale of licenses in 2003 to two customers.

     Costs And Expenses

     While our total costs and expenses remained relatively level during the first six months of 2003, as compared to 2002, certain expenses increased as described below.

     Costs of revenues during the first six months of 2003 were $410,692, as compared to $146,965 for the first six months of 2002. This was a reflection of our increase in service revenue in the first six months of 2003. The majority of these costs are associated with one project. We anticipate that the gross margin for this project will be lowest in the second quarter of 2003 and will increase significantly in later periods.

     Selling and marketing expenses increased 32% to $891,296 during the first six months of 2003, as compared to $675,438 for the first six months of 2002. This increase was due primarily to expansion of our sales force in early 2003, as well as increased investment in trade show activities to generate additional demand and strengthen strategic relationships.

     Research and development expenses decreased 19% to $584,055 during the first six months of 2003, as compared to $718,372 for the first six months of 2002. This decrease was due primarily to the reduction in staff in May 2003.

     General and administrative expenses decreased 23% to $1,241,397 during the first six months of 2003, as compared to $1,620,384 for the first six months of 2002. This decrease was due primarily to a decrease in amortization expense described in the following paragraph.

     In 2000, we issued options to purchase shares of common stock to directors, officers and employees, some of which have exercise prices less than the fair market value at the date of grant. The aggregate excess of the fair market value as compared to the exercise price at the date of grant was deferred and amortized as compensation expense over the respective vesting periods. The amount amortized as compensation expense in the first six months of 2003 and 2002 was $85,313 and $341,875, respectively. Amortization expense decreased because deferred stock compensation became fully amortized during the first quarter of 2003. This compensation expense was allocated $321,875 and $20,000 to general and administrative costs and research and development costs, respectively, in the first six months of 2002 and $78,646 and $6,667 to general and administration costs and research and development costs, respectively, in the first quarter of 2003.

     Interest and Financing Expense

     Our interest and financing expense increased to $921,630 during the first six months of 2003, as compared to $6,414 for the first six months of 2002. In June 2003, we recorded $820,000 of financing expense in accordance with Emerging

Issues Task Force Issue No. 00-27 "Application of EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to certain Convertible Instruments." The expense recorded relates to the convertible secured promissory notes and related warrants (See Note 3 to our consolidated condensed financial statements and "Liquidity and Capital Resources") issued with a conversion price below the market price of our common stock at the date of issuance. Additionally, we incurred financing expense of $41,000 and $35,316 for the issuance of convertible secured promissory notes and for the re-pricing of certain warrants, respectively.

     Other Income

     Other income in the first six months of 2003 decreased to $1,128, as compared to $13,268 in the first six months of 2002 as a result of smaller balances of cash available to invest in interest bearing accounts.

     Provision For Income Taxes

     As a result of operating losses for 2003 and 2002, we did not incur a federal income tax obligation for the quarters ended June 30, 2003 and 2002. No tax benefit was recorded during the first six months of 2003 and 2002 due to the uncertainty that sufficient taxable income will be generated during the carry forward period to realize the benefit of the net deferred tax asset. The carry forward period will expire in 2023.

     Net Loss

     For the six months ended June 30, 2003, we incurred a net loss of $3,570,610 or $0.02 per share, as compared to a net loss of $2,985,484 or $0.02 per share, for the six months ended June 30, 2002.

     Capital Raised

     During the first six months of 2003, we issued 1,350,000 shares of unregistered common stock in connection with completed private placements yielding net proceeds of $216,000 with a weighted average price per share of $0.16. We obtained a loan in April 2003, which was repaid in May 2003, in the principal amount of $125,000, secured by all our assets, received an advance of $125,000 from one of our directors and received funds of $779,000 (net of a 5% funding fee paid to each investor for a total investment of $820,000) from the issuance of convertible secured promissory notes. We also issued non-transferable warrants to purchase an aggregate of 7,000,000 shares of common stock at $0.35 per share for consideration of $66,400 (net of issuance expenses). On May 29, 2003, the exercise price for these warrants was reduced to $0.065 per share. These warrants expire December 31, 2003 but may be extended to December 31, 2004 at the election of the holders upon payment of fees, which aggregate an additional $156,800.

     Potential Dilution

     The following chart demonstrates the potential dilution of our issued and outstanding common stock as of June 30, 2003.

                                                                                     Weighted average exercise
                                                                                          price per share
                                                                                     -------------------------
Common stock outstanding                                            162,357,550
Shares issuable if convertible secured promissory notes are
converted in full                                                    32,800,000             $0.0250
Warrants                                                              9,685,143             $0.1046
Stock Options:
        Non-Affiliates                                                   50,000             $0.3800
        Directors, Officers and Employees                            25,668,053             $0.3181
                                                                    -----------
                                                                    230,560,746
                                                                    ===========

     Further dilution may result from the exercise of stock options pursuant to additional stock option grants under the MigraTEC, Inc. Long-Term Incentive Plan. As of June 30, 2003, options to purchase 8,754,120 shares of common stock remain issuable under the plan.

     In addition, subsequent to June 30, 2003, we received funds of $261,250 (net of a 5% funding fee paid to each investor for a total investment of $275,000), representing additional tranches of funds to be advanced under the Company's convertible secured promissory notes, and issued warrants to purchase an aggregate of 275,000 shares of common stock in connection with the notes (see
Note 3 of our consolidated condensed financial statements and "Liquidity and Capital

Resources"). Based upon the conversion price of the notes in effect as of June 30, 2003, an additional 11,275,000 shares may be issued and outstanding upon conversion of such convertible secured promissory notes and exercise of the related warrants.

     On July 14, 2003, the Chairman of the Board (William B. Patton, Jr.), Vice Chairman of the Board (W. Curtis Overstreet), President and CEO (T. Ulrich Brechbuhl) and one employee entered into agreements with the Company to cancel all stock options granted to them by the Company. These cancellations decreased the potential dilution of the issued and outstanding common stock from directors, officers and employees stock options and increased the number of shares issuable upon the exercise of options available for grant under our Long-Term Incentive Plan by an aggregate of 10,625,000 shares of common stock.

     Liquidity and Capital Resources

     For the first six months of 2003, the net cash used in operating activities of $1,950,970 resulted from our net loss of $3,570,610, which included non-cash charges for depreciation and amortization of $43,657, charges for deferred stock compensation of $85,313, charges for warrants issued for financing fees of $42,817 and a charge for financing expense of $820,000 associated with the beneficial conversion feature of our convertible debt. For the first six months of 2002, the net cash used in operating activities of $2,532,292 resulted from our net loss of $2,985,484, which included non-cash charges for depreciation and amortization of $45,725 and charges for deferred stock compensation of $341,875.

     As of June 30, 2003, we had cash of $142,669 and $102,750 in outstanding accounts receivable, compared to cash of $881,035 and $92,500 in outstanding accounts receivable at December 31, 2002. Our cash decreased significantly as a result of our net loss of $3,570,610 for the six months ended June 30, 2003. The net cash used as a result of our net loss was not significantly offset by equity or debt transactions.

     As of June 30, 2003, our contractual cash obligations and the periods in which payments under such cash obligations are due are as follows:

                                                         Payments Due by Period
                                                         ----------------------
                                                          Less than                           After 3
Contractual Obligations                     Total           1 year          1-3 years          years
-----------------------                     -----           ------          ---------          -----
Short -Term Debt                         $  949,128       $  949,128       $       --       $       --
Capital Lease Obligations                    16,786            3,643           12,402              741
Operating Leases                            149,760          149,760               --               --
                                         ----------       ----------       ----------       ----------
Total Contractual Cash Obligations       $1,115,674       $1,102,531       $   12,402       $      741
                                         ==========       ==========       ==========       ==========

         During the six months ended June 30, 2003, we had net cash provided by financing activities of $1,220,406 consisting of $216,000 in connection with the issuance of common stock, $66,400 in connection with the issuance of warrants to purchase common stock, $820,000 (gross of 5% funding fee paid to each investor) from the issuance of convertible secured promissory notes and $250,000 from the issuance of promissory notes. The cash proceeds were offset by $131,994 expended for the repayment of principal of a note payable and obligations under capital leases. During the six months ended June 30, 2002, we had net cash provided by financing activities of $4,834,047, consisting of $4,952,450 in connection with the issuance of common stock. The cash proceeds were offset by $118,403 expended for the repayment of principal of notes payable and an obligation under a capital lease. Cash provided by financing activities decreased significantly during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 because we were unable to obtain comparable amounts of debt or equity financing in 2003 as compared to 2002.

         We had substantial operating losses during the first six months of 2003 and the prior three years. For the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $5,587,243, $5,863,017 and $10,193,130, respectively. At June 30, 2003, we had an accumulated deficit of $1,489,699.

         Beginning May 30, 2003, we entered into a note purchase agreement with approximately 15 investors providing for investments by such investors in us, in multiple tranches of up to an aggregate of $2,000,000, evidenced by convertible secured promissory notes. As of June 30, 2003, we had received funds of $779,000 (net of a 5% funding fee paid to each investor). The indebtedness is secured by all of our assets and the notes evidencing the indebtedness are convertible at each respective investor's election into shares of our common stock at a price equal to 50% of the volume-weighted average of the closing sale price on the OTC Bulletin Board of our common stock for the five consecutive trading days immediately preceding the date of conversion. The total amount of principal and interest outstanding under each note will automatically convert into shares of common stock, upon the earlier of either: (1) the consummation of any merger or consolidation or other business combination involving us in which our common stock is valued at not less than $0.10 per share, or (2) the first trading day (after June 27, 2003) on the OTC Bulletin Board following a period of 15 consecutive trading days during which the closing sale price per share of our common stock has been in excess of $0.20 per share. The unpaid aggregate principal amount of each convertible secured promissory note is generally due one year from the date of issuance and bears interest at a rate of 15% per year with accrued interest due and payable quarterly. In connection with the note purchase agreement, we issued to each note holder a five-year warrant to purchase one share of common stock at $0.01 per share for every $1.00 advanced to us. As of June 30, 2003, we had issued warrants to purchase an aggregate of 820,000 shares of common stock pursuant to the note purchase agreement. We may prepay the notes, in full or in part, at any time prior to maturity without penalty or premium.

         During the first six months of 2003, we raised net proceeds of $216,000 in private equity transactions and proceeds of $66,400 (net of issuance expenses) from the issuance of warrants for the purchase of common stock. We obtained a loan in April 2003, which was repaid in May 2003, in the principal amount of $125,000, secured by all our assets, received an advance of $125,000 from one of our directors and received funds of $779,000 (net of a 5% funding fee paid to each investor) from the issuance of the convertible secured promissory notes described above. The proceeds we received from these transactions are not sufficient to support our current operations. As of August 13, 2003, we had cash of $44,215 and $213,883 in outstanding accounts receivables. As of such time, we also had approximately $2,069,579 in cash obligations, which includes accounts payable, the convertible secured promissory notes and other contractual cash obligations. We will use existing capital to deliver on existing customer contracts, pursue a limited number of potential new revenue opportunities and aggressively pursue a sale of our assets. Following completion of these endeavors, we will likely be forced to discontinue operations entirely. Depending on the success and timing of these endeavors, namely, the revenue received from existing and new projects and the cash proceeds received from a sale of our assets, we may be forced to default on our convertible secured promissory note obligations. In such circumstances, the note holders will be entitled to foreclose their lien on our assets and pursue remedies available to them under the security agreement and applicable law. In addition, it is possible that the investors who invested in the convertible secured promissory notes and related warrants may allege that the private offering and sale of these securities to them should be integrated with certain selling security holders' offering and sale of common stock to the public under our registration statement on Form SB-2 (file no. 333-104797) and that as a result the offering and sale of securities to the investors was not made in accordance with the requirements of Section 5 of the Securities Act of 1933. We may have a contingent liability arising out of our possible violation of Section 5 of the Securities Act (see Note 6 to our consolidated condensed financial statements). Although we cannot estimate the possible loss or range of loss associated with such contingent liability, if a court were to hold that (1) a private placement exemption is not available for the sale of the convertible secured promissory notes and warrants to the investors, and (2) the investors are entitled to rescission rights, we could be forced to return the funds loaned to us pursuant to the note purchase agreement to the claiming investors.

         Off-Balance Sheet arrangements

         We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         We have evaluated, under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely providing him with material information relating to us (including our consolidated subsidiary) required to be included in our Exchange Act filings.

Changes in Internal Controls

         There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2003, we sold our unregistered securities in the transactions described below.

         Between May 30 and June 30, 2003, pursuant to a note purchase agreement, we issued convertible secured promissory notes in the aggregate principal amount of $820,000 to approximately 9 individuals, one limited partnership and one corporation. The notes provide for advances in multiple tranches and are convertible into shares of our common stock at a price equal to 50% of the volume-weighted average of the closing sale price on the OTC Bulletin Board of our common stock for the five consecutive trading days immediately preceding the date of conversion. As consideration for entering into the note purchase agreement, we issued to each note holder a five-year warrant to purchase one share of common stock for every $1.00 advanced to us at $0.01 per share, which aggregated 820,000 shares as of June 30, 2003. Each of the investors was an accredited investor that acquired such securities for investment purposes. We issued such securities in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and the safe harbor provided in Rule 506 thereunder.

         On June 1, 2003, we issued a two-year warrant to purchase 150,000 shares of common stock at $0.01 per share to one individual for services rendered to us. We issued such securities in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits required to be furnished pursuant to this Item 6(a) are listed in the Exhibit Table below.

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K during the quarterly period ended June 30, 2003.

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

10.34         Form of Stock Purchase Warrants for an aggregate of 7,000,000 shares of common stock issued to each of Street Search,
              LLC, Street Search Partners, Raymond Nisivoccia and Albert J. Passanante, dated as of March 18, 2002 (incorporated herein by reference to Exhibit 10.34 to MigraTEC's Form 10-KSB for the year ended December 31, 2002 filed March 31,
              2003, File No. 000-28220).

10.35         $125,000 Promissory Note by MigraTEC, Inc. to Thomas A. Montgomery dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.35 to MigraTEC's post-effective amendment no. 3 to registration statement on Form SB-2 filed
              April 29, 2003, File No. 333-57830).

10.36         Security Agreement between MigraTEC, Inc. and Thomas A. Montgomery dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.36 to MigraTEC's post-effective amendment no. 3 to registration statement on Form SB-2 filed
              April 29, 2003, File No. 333-57830).

10.37         Note Purchase Agreement, dated as of May 30, 2003, by and among MigraTEC, Inc. and the investors named therein
              (incorporated herein by reference to Exhibit 10.37 to MigraTEC's amendment no. 2 to registration statement on Form
              SB-2 filed June 4, 2003, File No. 333-104797).

10.38         Form of Convertible Secured Promissory Note by MigraTEC, Inc. to various investors (incorporated herein by reference to Exhibit 10.38 to MigraTEC's amendment no. 2 to registration statement on Form SB-2 filed June 4, 2003, File No.
              333-104797).

10.39         Form of Common Stock Purchase Warrant issued to various investors in connection with that certain Note Purchase
              Agreement, dated as of May 30, 2003, by and among MigraTEC, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.39 to MigraTEC's amendment no. 2 to registration statement on Form SB-2 filed June 4, 2003,
              File No. 333-104797).

10.40         Security Agreement, dated as of May 30, 2003, by and among MigraTEC, Inc., the collateral agent named therein and the secured parties named therein (incorporated herein by reference to Exhibit 10.40 to MigraTEC's amendment no. 2 to registration statement on Form SB-2 filed June 4, 2003, File No. 333-104797).

11.1          Statement re: Computations of Net Loss per Share (filed herewith).

31.1          Certification pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act (filed herewith).

32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (to be furnished by amendment).

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGRATEC, INC.

By:  /s/ T. Ulrich Brechbuhl                             Dated: August 14, 2003
     ---------------------------------
     T. Ulrich Brechbuhl
     Chief Executive Officer, President and Chief Financial Officer

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

10.34         Form of Stock Purchase Warrants for an aggregate of 7,000,000 shares of common stock issued to each of Street Search,
              LLC, Street Search Partners, Raymond Nisivoccia and Albert J. Passanante, dated as of March 18, 2002 (incorporated herein by reference to Exhibit 10.34 to MigraTEC's Form 10-KSB for the year ended December 31, 2002 filed March 31,
              2003, File No. 000-28220).

10.35         $125,000 Promissory Note by MigraTEC, Inc. to Thomas A. Montgomery dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.35 to MigraTEC's post-effective amendment no. 3 to registration statement on Form SB-2 filed
              April 29, 2003, File No. 333-57830).

10.36         Security Agreement between MigraTEC, Inc. and Thomas A. Montgomery dated as of April 14, 2003 (incorporated herein by reference to Exhibit 10.36 to MigraTEC's post-effective amendment no. 3 to registration statement on Form SB-2 filed
              April 29, 2003, File No. 333-57830).

10.37         Note Purchase Agreement, dated as of May 30, 2003, by and among MigraTEC, Inc. and the investors named therein
              (incorporated herein by reference to Exhibit 10.37 to MigraTEC's amendment no. 2 to registration statement on Form
              SB-2 filed June 4, 2003, File No. 333-104797).

10.38         Form of Convertible Secured Promissory Note by MigraTEC, Inc. to various investors (incorporated herein by reference to Exhibit 10.38 to MigraTEC's amendment no. 2 to registration statement on Form SB-2 filed June 4, 2003, File No.
              333-104797).

10.39         Form of Common Stock Purchase Warrant issued to various investors in connection with that certain Note Purchase
              Agreement, dated as of May 30, 2003, by and among MigraTEC, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.39 to MigraTEC's amendment no. 2 to registration statement on Form SB-2 filed June 4, 2003,
              File No. 333-104797).

10.40         Security Agreement, dated as of May 30, 2003, by and among MigraTEC, Inc., the collateral agent named therein and the secured parties named therein (incorporated herein by reference to Exhibit 10.40 to MigraTEC's amendment no. 2 to registration statement on Form SB-2 filed June 4, 2003, File No. 333-104797).

11.1          Statement re: Computations of Net Loss per Share (filed herewith).

31.1          Certification pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act (filed herewith).

32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (to be furnished by amendment).